Form 10-Q
period 2015-01-31
Quest Management Inc
filed 2015-03-18
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1 Kalnu iela

Malta, LV-4630, Latvia

(Address of principal executive offices, including zip code.)

(702) 907-8836

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of March 16, 2015

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	(Unaudited)	(Audited)
	As of	As of
	January 31, 2015	October 31, 2014

ASSETS
Current Assets
Cash	$16,336	$4,632

Total Current Assets	16,336	4,632

Fixed Assets
Property	7,915	7,915

Total Fixed Assets	7,915	7,915

Total Assets	$24,251	$12,547

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Loan Payable - Related Party	$150	$450

Total Current Liabilities	150	450

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding
as of January 31, 2015 and October 31, 2014	$4,000	$4,000
Additional Paid-In Capital	-	-
Net profit (loss) accumulated during development stage	20,101	8,097

Total Stockholders' Equity	24,101	12,097
Total Liabilities & Stockholders' Equity	$24,251	$12,547

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months ended January 31, 2015	October 12, 2014 (inception) through January 31, 2015

Revenues
Merchandise Sales	$31,274	$62,083
Cost of Goods Sold	(18,907)	(41,147)

Gross Profit	12,367	20,936

Expenses
General and Administration	97	169
Professional Fees	666	666

Total Expenses	763	835

Net Income (Loss)	$11,604	$20,101

Net Loss Per Basic and Dilited share	0.00	0.01

Weighted average number of Common Shares outstanding	3,000,000	3,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Three Months Ended January 31, 2015	October 12, 2014 (inception) through January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,604	$20,101
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
	-	-
Net cash provided by (used in) operating activities	11,604	20,101

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	(7,915)
Net cash provided by (used in) investing activities	-	(7,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	100	150
Issuance of common stock	-	4,000
Net cash provided by (used in) financing activities	100	4,150

Net increase (decrease) in cash	11,704	16,336

Cash at beginning of period	4,632	-

Cash at end of period	$16,336	$16,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:

Interest		$-

Income Taxes		$-

See Notes to Financial Statements

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Quest Management Inc. was incorporated on October 12, 2014, under the laws of the State of Nevada, for the purpose of the development of marketing channels to distribute fitness equipment to the wholesale market in the US.

The Company has a year end of October 31st.

COMPANY

The Company is a development stage company as defined by the Financial Accounting Standards Board's Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues from operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

The Company follows the guidance of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes. According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all expenses incurred prior to the commencement of operations must be deferred and then they may be written off over a 180-month period. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes. The Company will provide a valuation allowance in the full amount of the deferred tax assets since there is no assurance of future taxable income.

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2015.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

CASH

Cash consists of our cash in bank. There was $16,336 in cash as of January 31, 2015.

REVENUE RECOGNITION POLICY

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the price is fixed or determinable, and collection of any resulting receivable is reasonably assured. Costs and expenses are recognized during the period in which they are incurred. Any revenues earned include sales of our exercise equipment. The Company recognizes these sales once delivery time is confirmed by the customer.

COST OF SALES

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product, packaging/labeling costs and shipping expenses.

PROPERTY

Property was stated at historical cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and any accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income or expense.

NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

NOTE 2 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2015, the Company had a net gain of $20,101. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014- 10 ("ASU2014-10"), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

NOTE 4 – PROPERTY

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 – COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 4,000,000 shares are issued and outstanding as of January 31, 2015. These shares were issued to our sole director for $4,000 on October 17, 2014.

NOTE 6 – DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2015 of $150 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2015 of $150 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

NOTE 8 – INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. We anticipate we will be able to sell the shares in the next 30-60 days.

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred, other than noted in the paragraph above, that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Quest" and “Quest Management” mean Quest Management Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at January 31, 2015 were $24,251, which was comprised of $16,336 cash in the bank and $7,915 in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

Our revenue for the three months ended January 31, 2015 was $31,274. Our cost of goods sold for the three months ended January 31, 2015 was $18,907 resulting in a gross profit of $12,367. Our operating expenses for the three months ended January 31, 2015 $763 resulting in a net income of $11,604. As the Company was incorporated on October 12, 2014 there are no comparative numbers from the previous year.

Our revenue from inception through January 31, 2015 was $62,083. Our cost of goods sold for the same period was $41,147 resulting in a gross profit of $20,936. Our operating expenses for the same period were $835, resulting in a net income of $20,101, a net gain of $.01 per share.

As of January 31, 2015, there is a total of $150 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2015
Cash	$16,336
Total assets	$24,251
Total liabilities	$150
Stockholder’s equity	$24,101

Plan of Operation for the next 12 months

Our cash balance is $4,632 as of October 31, 2014. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. There is no assurance we will ever reach that stage. To meet our need for cash we are attempting to raise money from our current offering. We believe that we will be able to raise enough money through the offering to expand operations but we cannot guarantee that once we expand operations we will stay in business after doing so.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from our current offering, it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

In the next twelve months, following completion of our public offering, we plan to engage in the following activities to expand our business operations:

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold

Gross Proceeds from this Offering(1):	$20,000	$40,000	$60.000	$80,000

Website Design	$2,500	$5,000	$7,500	$10,000
Advertising	$3,000	$15,000	$15,000	$20,000
Trade Shows/Travel	$0	$5,500	$7,500	$10,500
Accounting/Auditing & Legal	$12,500	$12,500	$12,500	$12,500
Office & Administration	$1,000	$1,000	$3,000	$5,000
Salesperson	$0	$0	$10,000	$15,000
Working Capital	$1,000	$1,000	$4,500	$7,000

Total Expenses	$20,000	$40,000	$60,000	$80,000

_____________

(1)	Expenditures for the 12 months following the completion of this offering. The expenditures are categorized by significant area of activity.

Website design: This will include the cost of further developing our web site and Search Engine Optimization.

Advertising: This will include advertising our products in different venues including the web, industry specific magazines that are of interest to our target market.

Trade Shows: If we are able to raise at least 50% of our offering we plan on attending at least one trade show per year, the costs associated with this include booth rental, travel and meals.

Accounting/Auditing & Legal: Expenses for accounting will go primarily toward the preparation of financial statements. Expenses for auditing will go to our auditor for our year end audits and quarterly reviews. Expenses for legal fees will go primarily to our lawyer to ensure that all our filings are in order and we are in compliance with different regulatory authorities.

Office and Administration: This will be the cost of purchasing small office equipment such as a computer, printer/scanner/copier/fax, expenses such as telephone, electricity, office supplies, etc…

Salesperson: If we are able to raise at least 75% of our offering we will be hiring sales person who will be contacting manufacturers, vendors and buyers of fitness equipment fitness equipment and interest them in our product.

Working Capital: Items not accounted for elsewhere or that are difficult to predict such as bank fees, entertainment, software products and office equipment.

If 25% of shares are sold: We will have enough money to maintain the company and develop a basic informational web site and minimal advertising but we will not be able to hire a salesperson or attend any industry trade shows.

If 50% of the shares are sold: This will be sufficient to maintain the company, do some advertising and one trade show. We will also have no money to spend on a salesperson.

If 75% of the shares are sold: This will be sufficient to maintain the company. We will also have an acceptable advertising, website and trade show budgets. We will also be able to hire a sales person.

If 100% of the shares are sold: This will enable to execute fully on our business plan.

Our Registration Statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission on February 25, 2015. We have not sold any of the shares as of the date of this quarterly filing. We will commence our business plan once the offering has been completed. If we are able to generate revenues as we have done in the first quarter we may be able to accomplish some of our milestones with the revenue, such as getting our website completed and functioning.

Liquidity and Capital Resources

At January 31, 2015, the Company had $16,336 in cash and there were outstanding liabilities of $150. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-201215, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quest Management Inc. Registrant

Date March 18, 2015	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

