Form 10-Q
period 2015-04-30
Quest Management Inc
filed 2015-06-08
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2015

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1 Kalnu iela

Malta, LV-4630, Latvia

(Address of principal executive offices, including zip code.)

(702) 907-8836
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of June 4, 2015

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.

(A Development Stage Company)

Balance Sheet

	(Unaudited)	(Audited)
	As of	As of
	April 30, 2015	October 31, 2014
ASSETS
Current Assets
Cash	$8,899	$4,632
Total Current Assets	8,899	4,632

Fixed Assets
Property	7,915	7,915
Accumulated Depreciation	(99)	-
Total Fixed Assets	7,816	7,915

Total Assets	$16,715	$12,547

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Loan Payable - Related Party	$150	$450
Total Current Liabilities	150	450

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 4,000,000 shares issued and outstanding as of April 30, 2015 and October 31, 2014	$5,000	$4,000
Additional Paid-In Capital	39,000	-
Net profit (loss) accumulated during development stage	(27,435)	8,097
Total Stockholders' Equity	16,565	12,097

Total Liabilities & Stockholders' Equity	$16,715	$12,547

QUEST MANAGEMENT INC.

(A Development Stage Company)
Statement of Operations
(Unaudited)

			October 12, 2014
	Three Months	Six Months	(inception)
	ended	ended	through
	April 30, 2015	April 30, 2014	April 30, 2015
Revenues
Merchandise Sales	$31,569	$62,842	$93,651
Cost of Goods Sold	(34,886)	(53,793)	(76,033)
Gross Profit	(3,317)	9,050	17,619

Expenses
General and Administration	-	97	169
Depreciation	99	99	99
Advertising	22,866	22,866	22,866
Research & Development	14,846	14,846	14,846
Professional Fees	6,408	7,074	7,074
Total Expenses	44,219	44,982	45,054

Net Income (Loss)	$(47,536)	$(35,932)	$(27,435)

Net Loss Per Basic and Dilited share	(0.01)	(0.01)	(0.01)

Weighted average number of Common Shares outstanding	5,000,000	5,000,000	5,000,000

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From October 12, 2014 (Inception) through April 30, 2015
(unaudited)

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014	-	-	-	8,497	8,497

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,497	$12,497

Stock issued for cash March 2015 @ $0.001 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), April 30, 2015	-	-	-	(35,932)	(35,932)

Balance, April 30, 2015	5,000,000	$5,000	$39,000	$(27,435)	$16,565

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

		October 12, 2014
	Six Months	(inception)
	Ended	through
	April 30, 2015	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,932)	$(27,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accumulated Depreciation	99	99
Net cash provided by (used in) operating activities	(35,833)	(27,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	(7,915)
Net cash provided by (used in) investing activities	-	(7,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	100	150
Issuance of common stock	40,000	44,000
Net cash provided by (used in) financing activities	40,100	44,150

Net increase (decrease) in cash	4,267	8,899

Cash at beginning of period	4,632	-

Cash at end of period	$8,899	$8,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest		$-

Income Taxes		$-

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2015.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

CASH

Cash consists of our cash in bank. There was $8,899 in cash as of April 30, 2015.

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

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 7 years

NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

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

NOTE 2 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended April 30, 2015, the Company had a net loss of $27,435. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from its recent offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014- 10 ("ASU2014-10"), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

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

NOTE 4 - PROPERTY

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,000,000 shares are issued and outstanding as of April 30, 2015.

4,000,000 shares were issued to our sole director for $4,000 on October 17, 2014.

The Company’s Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. During March 2015 the company sold a total of 1,000,000 shares of common stock to 30 independent shareholders, pursuant to the Registration Statement, at a price of $.04 per share for total proceeds of $40,000. The offering has been closed.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

NOTE 6 - DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of April 30, 2015 of $150 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of April 30, 2015 of $150 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

NOTE 8 - INCOME TAXES

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

Our total assets at April 30, 2015 were $16,715, which was comprised of $8,899 cash in the bank and $7,816 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company’s Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. During March 2015 the company sold a total of 1,000,000 shares of common stock to 30 independent shareholders, pursuant to the Registration Statement, at a price of $.04 per share for total proceeds of $40,000. The offering has been closed.

Our revenue for the three months ended April 30, 2015 was $31,569. Our cost of goods sold for the three months ended April 30, 2015 was $34,886 resulting in a gross profit (loss) of $(3,317). Our operating expenses for the three months ended April 30, 2015 were $44,219 resulting in a net income (loss) of $(47,536). During the quarter the Company spent $22,866 on product for advertising and promotional purposes and $14,846 in product development. These are not expected to be recurring expenses. As the Company was incorporated on October 12, 2014 there are no comparative numbers from the previous year.

Our revenue for the six months ended April 30, 2015 was $62,842. Our cost of goods sold for the six months ended April 30, 2015 was $53,793 resulting in a gross profit (loss) of $9,050. Our operating expenses for the six months ended April 30, 2015 were $44,982 resulting in a net income (loss) of $(35,932).

Our revenue from inception through April 30, 2015 was $93,651. Our cost of goods sold for the same period was $76,033 resulting in a gross profit of $17,619. Our operating expenses for the same period were $45,054, resulting in a net income (loss) of $27,435, a net gain (loss) of $(.01) per share.

As of April 30, 2015, there is a total of $150 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2015

Cash	$8,899
Total assets	$16,715
Total liabilities	$150
Stockholder’s equity	$16,565

Plan of Operation for the next 12 months

Our cash balance is $8,899 as of April 30, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Gross Proceeds from this Offering(1):	$40,000

Website Design	$5,000
Advertising	$15,000
Trade Shows/Travel	$5,500
Accounting/Auditing & Legal	$12,500
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$40,000

(1)	Expenditures for the 12 months following the completion of this offering. The expenditures are categorized by significant area of activity.

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

Liquidity and Capital Resources

At April 30, 2015 the Company had $8,899 in cash and there were outstanding liabilities of $150. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Quest Management Inc. Registrant

Date June 4, 2015	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer Principal Accounting Officer & Sole Director)

