Form 10-Q
period 2015-07-31
Quest Management Inc
filed 2015-09-17
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of July 31, 2015.

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	(Unaudited)	(Audited)
	As of	As of
	July 31, 2015	October 31, 2014

ASSETS
Current Assets
Cash	$6,317	$4,632

Total Current Assets	6,317	4,632

Fixed Assets
Property	7,915	7,915
Accumulated Depreciation	(148)	-

Total Fixed Assets	7,767	7,915

Total Assets	$14,083	$12,547

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Loan Payable - Related Party	$3,666	$450
Accounts Payable	5,000	-

Total Current Liabilities	8,666	450

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 and 4,000,000 shares issued and
outstanding as of July 31, 2015 and October 31, 2014	$5,000	$4,000
Additional Paid-In Capital	39,000	-
Net profit (loss) accumulated during development stage	(38,583)	8,097

Total Stockholders' Equity	5,417	12,097

Total Liabilities & Stockholders' Equity	$14,083	$12,547

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months	Nine Months	October 12, 2014 (inception)
	ended	ended	through
	July 31, 2015	July 31, 2015	July 31, 2015

Revenues
Merchandise Sales	$30,006	$92,848	$123,657
Cost of Goods Sold	(24,017)	(77,810)	(100,050)

Gross Profit	5,988	15,038	23,607

Expenses
General and Administration	30	127	199
Depreciation	49	148	148
Advertising	-	22,866	22,866
Research & Development	-	14,846	14,846
Professional Fees	17,057	24,131	24,131

Total Expenses	17,136	62,118	62,190

Net Income (Loss)	$(11,148)	$(47,080)	$(38,583)

Net Loss Per Basic and Dilited share	(0.00)	(0.01)	(0.01)

Weighted average number of Common Shares outstanding	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

		October 12, 2014
	Nine Months	(inception)
	Ended	through
	July 31, 2015	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(47,080)	$(38,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	5,000	5,000
Accumulated Depreciation	148	148

Net cash provided by (used in) operating activities	(41,931)	(33,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	(7,915)

Net cash provided by (used in) investing activities	-	(7,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	3,616	3,666
Issuance of common stock	40,000	44,000

Net cash provided by (used in) financing activities	43,616	47,666

Net increase (decrease) in cash	1,685	6,317

Cash at beginning of period	4,632	-

Cash at end of period	$6,317	$6,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest		$-

Income Taxes		$-

See Notes to Financial Statements

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2015.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

CASH

Cash consists of our cash in bank. There was $6,317 in cash as of July 31, 2015.

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

July 31, 2015

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

For the period ended July 31, 2015, the Company had a net loss of $38,583. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

July 31, 2015

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

NOTE 4 - PROPERTY

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 5,000,000 shares are issued and outstanding as of July 31, 2015.

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

NOTE 6 - DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of July 31, 2015 of $3,666 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of July 31, 2015 of $3,666 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

Our total assets at July 31, 2015 were $14,083, which was comprised of $6,317 cash in the bank and $7,767 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the three months ended July 31, 2015 was $30,006. Our cost of goods sold for the three months ended July 31, 2015 was $24,017 resulting in a gross profit of $5,988. Our operating expenses for the three months ended July 31, 2015 were $17,136 resulting in a net income (loss) of $(11,148). As the Company was incorporated on October 12, 2014 there are no comparative numbers from the previous year.

Our revenue for the nine months ended July 31, 2015 was $92,848. Our cost of goods sold for the nine months ended July 31, 2015 was $77,810 resulting in a gross profit of $23,607. Our operating expenses for the nine months ended July 31, 2015 were $62,118 resulting in a net income (loss) of $(47,080). During the nine months ended July 31, 2015 the Company spent $22,866 on product for advertising and promotional purposes and $14,846 in product development. These are not expected to be recurring expenses.

Our revenue from inception through July 31, 2015 was $123,657. Our cost of goods sold for the same period was $100,050 resulting in a gross profit of $23,607. Our operating expenses for the same period were $62,190, resulting in a net income (loss) of $38,583, a net gain (loss) of $(.01) per share.

As of July 31, 2015, there is a total of $3,666 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2015

Cash	$6,317
Total assets	$14,083
Total liabilities	$8,666
Stockholder’s equity	$5,417

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10Q, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

Our cash balance is $6,317 as of July 31, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Based upon the 50% completion of our recent offering, our plan of operations for the next twelve months is as follows:

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

Liquidity and Capital Resources

At July 31, 2015 the Company had $6,317 in cash and there were outstanding liabilities of $8,666. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Quest Management Inc. Registrant

Date September 16, 2015	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

