Form 10-K
period 2015-10-31
Quest Management Inc
filed 2016-01-29
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0450509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Kalnu iela, Malta, LV-4630 Latvia

(Address of registrant's principal executive offices)

Registrant's telephone number, including area code: (702) 907-8836

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 21, 2016, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 21, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Quest" and "Quest Management" mean Quest Management Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

We are a development stage company that has generated $147,664 in revenues to date, and our accumulated profit (loss) as of October 31, 2015 is $(42,844). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The Company's office is located at 1 Kalnu iela, Malta, LV-4630 Latvia , which we purchased on October 31st, 2014 for $7,915. Our telephone number is (702) 907-8836.

We are in the early stages of developing our business, which is to develop marketing channels to distribute third-party fitness equipment to wholesale markets in the US.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share. In March 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and sole director, completing the write up of our business plan, purchasing our office in Latvia, which we purchased on October 31st, 2014 for $7,915, partial development of our website and the initial sales of our product.

Our financial statements from inception on October 12, 2014, through October 31, 2015, report $147,664 revenues and a net profit (loss) of $(42,844). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We estimate our current cash of $2,504 to last approximately 1 1/2 months based upon a burn rate of $1,500 per month, this is assuming we have no further revenue from sales. The current burn rate includes costs associated with minimum levels of operation.

We are an "emerging growth company" within the meaning of the Federal Securities Laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

There has been no active trading market for our securities and an active trading market may never develop, or, if any market does develop, it may not be sustained. Our common stock is listed for quotation on the Over-the-Counter Bulletin Board.

Under U.S. federal securities legislation, our common stock will be "penny stock". Penny stock is any equity that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our Current Business

Fitness equipment is any apparatus or device used during physical activity to enhance the strength or conditioning effects of that exercise by providing either fixed or adjustable amounts of resistance or to otherwise enhance the experience or outcome of an exercise routine.

A stack machine—also called a stack or rack—has a set of massive rectangular plates that are pierced by a vertical bar which has holes drilled in it to accept a pin. Each of the plates has a channel on its underside (or a hole through the middle, as visible in the picture) that aligns with one of the holes. When the pin is inserted through the channel into the hole, all of the plates above the pin rest upon it, and are lifted when the bar rises. The plates below do not rise. This allows the same machine to provide several levels of resistance over the same range of motion with an adjustment that requires very little force to accomplish in itself.

The means of lifting the bar varies. Some machines have a roller at the top of the bar that sits on a lever. When the lever is raised the bar can go up and the roller moves along the lever, allowing the bar to stay vertical. On some machines the bar is attached to a hinge on the lever, which causes swaying in the bar and the plates as the lever goes up and down. On other machines the bar is attached to a cable or belt, which runs through pulleys or over a wheel. The other end of the cable will either be a handle or strap that the user holds or wraps around some body part, or will be attached to a lever, adding further simple machines to the mechanical chain.

Usually, each plate is marked with a number. On some machines these numbers give the actual weight of the plate and those above it. On some, the number gives the force at the user's actuation point with the machine. And on some machines the number is simply an index counting the number of plates being lifted.

The early Nautilus machines were a combination of lever and cable machines. They also had optional, fixed elements such as a chinning bar.

Plate-loaded machines (such as the Smith machine) use standard barbell plates instead of captive stacks of plates. They combine a bar-end on which to hang the plates with a number of simple machines to convey the force to the user.

The plate-loaded machines will often have a very high mechanical advantage, due to the need to make room for large plates over a large range of motion following a path that causes them to converge at one end or the other. Also, the motion will generally not be vertical, and the net resistance is equal to the cosine of the angle at which it is moving relative to vertical.

A cable machine is an item of equipment used in weight training or functional training. It consists of a rectangular, vertically oriented steel frame about 3 meters wide and 2 meters high, with a weight stack at each end. The cables that connect the handles to the weight stacks run through adjustable pulleys that can be fixed at any height. This allows a variety of exercises to be performed on the apparatus. One end of the cable is attached to a perforated steel bar that runs down the center of the weight stack. To select the desired amount of resistance, move the metal pin into the labeled hole in the weight stack. The other end of the cable forms a loop, which allows the user to attach the appropriate handle for the exercise. Most cable machines have a minimum of 20 pounds (~9 kilograms) of resistance in order to counterbalance the weight of the typical attachment.

An exercise machine is any machine used for physical exercise. These range from simple spring-like devices to computerized electromechanical rides to recirculating-stream swimming pools. Most exercise machines incorporate an Ergometer. An Ergometer is an apparatus for measuring the work a person exerts while exercising as used in training or cardiac stress tests or other medical tests.

Elliptical machines

Ellipticals are a combination of stair-climbing and a treadmill. Generally it contains two tracks upon which the user stands; when he or she moves his or her legs, they describe an elliptical motion (hence the machine name). Some ellipticals have magnetic resistance controls that add difficulty to doing the motion.

Glider machines

This machine allows the user to stand on two separate foot pedals and use their own muscles to create the movement. The stabilized movement can be likened to that of a "swing set" for each leg.

Climbing machines

Also named stair-climbing machines, they work the user's legs as he/she pumps pedals up and down, much like climbing stairs. Some climbing machines have handles to push and pull to exercise the whole body.

Rowing machines

Rowing machines, also named rowers, simulate the body movements of using a rowing boat.

INITIAL FOCUS OF OUR BUSINESS

Our company's focus is on the development of operating a business of wholesale distribution of fitness equipment, including but not limited to the following: Fitness Equipment, Sports Equipment, Gym Equipment, Exercise Equipment and Bodybuilding Equipment.

Prospective buyers (most likely distributors or wholesale distribution) are able to browse our web site for fitness equipment products, register and communicate with our company and further enquire about the products. Initially our officer and director will be responsible for the sale of our products along with an independent salesperson who will work solely for commission on any products they sell. Any interested wholesaler will be asked to place their order with our company.

Management believes revenue will not start to increase drastically until our second year of operation. We project that we will make a small profit in our second year of operation and a moderate profit in year three; however there is no assurance of this.

OUR PRODUCTS AND SERVICES

Our product line includes a series of fitness equipment products, including Fitness Equipment, Sports Equipment, Gym Equipment, Exercise Equipment and Bodybuilding Equipment.

Initially our officer and director is responsible for the sale of our products along with an independent salesperson who will work solely for commission on any products they sell. They approach potential clients (wholesalers of fitness equipment) and ask them to purchase from our list of bestselling fitness equipment. We have signed sales agreements with the following companies in China who supply our company with their products: Kasung Industrial Co., Ltd., Lejian Amusement Toys Co., Ltd., Qingdao Unique Industry Products Co., Ltd., Sanhe Tianxingjian Sporting Goods Co., Ltd., Wenzhou Baihe Fitness Equipments Co., Ltd., Xiamen Solam Brothers Imp. & Exp. Co., Ltd. and Zhejiang Yijian Exercise Equipment Co., Ltd.

We do not keep any inventory, to save on warehousing costs. We instead ask the supplier in China to ship directly to our customers or to us if the customer prefers to pick up the items at our offices. We ask our customers to cover the shipping costs, so we can maximize our company profits.

THE MARKET

Or initial focus is on the fitness equipment market for gyms as we see this as a rapidly growing market. We will also approach wholesale distributors of fitness equipment for homes, to sell our products directly to wholesalers.

Market Size

North America

Industry Analysis & Industry Trends

The Gym and Exercise Equipment Manufacturing industry is benefiting from US trends regarding general health consciousness and a younger, more active generation becoming involved in sports. This move has contributed to a rise in demand for industry equipment, which has led to revenue growth over the five-year period. However, labor-intensive tasks such as equipment manufacturing are increasingly being outsourced to areas with low labor costs, hurting domestic manufacturers. World expects the industry to continue growing slowly over the five years to 2019, with revenue projected to increase. As consumers become increasingly health conscious and the government ramps up its anti-obesity campaigns, demand for gym and exercise equipment will increase, leading to a steady rise in revenue.

Industry Report

Some of the major factors that affect the number of manufacturers in a certain region are weather, size of the population and proximity to ports. Weather is a major factor that influences the sports participation rate, which can, to an extent, explain the concentration of industry establishments across certain states. The higher the sports participation rate is, the more likely it is that consumers will use gym and exercise equipment. For example, on a per state basis, California has the single highest concentration of gym and exercise equipment manufacturers, accounting for 17.2% of total industry establishments. One of the reasons behind this trend is that people are more inclined to exercise in warmer weather.

Industry Statistics & Market Size

Revenue $2bn

Annual Growth 2009-2014 :0.3%

Employment: 5,788

Businesses: 228

Companies in this industry manufacture exercise equipment such as treadmills, exercise bicycles, resistance machinery, and weights and weightlifting equipment. Major companies include Cybex International, ICON Health & Fitness, Life Fitness, Nautilus, and Precor (all based in the US), as well as Motus (South Korea), Nantung Yida Sports (China), Northern Lights (Canada), SCHNELL Trainingsgeräte (Germany), and Tonic Fitness Technology (Taiwan).

Around the world, the rise of obesity and such diseases as diabetes and heart disease drives concern about fitness and health. Worldwide sales of fitness equipment are expected to reach nearly $15 billion by 2018, according to Global Industry Analysts. Markets such as the Asia/Pacific region, Latin America, and the Middle East drive growth.

The US fitness equipment manufacturing industry is a subset of the sporting goods manufacturing industry.

COMPETITIVE LANDSCAPE

Demand is driven by consumer income and demographic trends. The profitability of individual companies depends on unique product designs and effective marketing. Large companies have some advantages in brand recognition, but small companies can compete effectively by offering unique products.

PRODUCTS, OPERATIONS & TECHNOLOGY

Major products are motorized treadmills, stationary bikes, stair climbers, rowing machines, and elliptical "cross-trainers," collectively called aerobic exercisers; and weightlifting machines ("strength training"), and traditional weightlifting equipment ("free weights" and benches). In addition, there are a large number of ancillary products. This equipment allows individuals to exercise by themselves in a limited space. The two major market segments for fitness equipment are the home and the institutional.

http://www.ibisworld.com/industry/default.aspx?indid=896

http://www.marketresearch.com/First-Research-Inc-v3470/Fitness-Equipment-Manufacturing-8472005/

COMPETITION

Plaza Network, Inc. (http://www.ecplaza.net/): EC Plaza Network, Inc is global B2B e-Market Place for exporters and importers. The company is based in Seoul, South Korea. While it lists fitness equipment products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target South Koreans manufacturers and exporters.

Global Sources Ltd. (http://www.globalsources.com): According to their web site "Global Sources is a leading business-to-business media company and a primary facilitator of trade with Greater China. The core business uses English-language media to facilitate trade from Greater China to the world. The other business segment utilizes Chinese-language media to enable companies to sell to, and within Greater China.". While it lists fitness equipment products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

Alibaba.com Hong Kong Limited (http://www.alibaba.com/): Alibaba.com is perhaps the best known business-to-business web site and aims at connecting Chinese exporters to importers in the rest of the word. While it lists fitness equipment products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

None of the businesses listed above focus on fitness equipment and simply allow companies to list their products without apparent review to the claims that the products meet the different classification of fitness equipment.

MARKETING

We target three audience segments: the producers in China, wholesale buyers in the U.S. and fitness organizations. We contact them via phone, email and visits at trade shows. When looking for information, most people start with one of the major search engines such as google.com, yahoo.com or bing.com. It is therefore imperative that when people search for information about fitness equipment products that our web site is one of the highest ranked sites. We will retain the services of a specialist in search engine optimization (SEO). SEO is intended to improve the ranking of our web site when people search for a specific term. Continuous updates to our web site and product offerings will encourage web visitors to return over and over again.

We will also investigate advertising in industry magazines and web sites that are frequented by people in our target market.

SALES

Revenue will be derived from sales our products to wholesalers and distributors. We derive revenue from companies (wholesalers and distributors) that wish to buy our products. We target the first wholesalers and distributors via phone, email and visits at trade shows. We may also target the wholesalers and distributors via social marketing (such as twitter, facebook, myspace and youtube), word of mouth, referrals, etc.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Dmitrij Ozolins, our President and a Director handles the Company's day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales will be done by our President and commissioned independent salespeople.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

The Company's principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915 and fully own.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR COMPANY

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

In their audit report for the year ended October 31, 2015, our independent registered public accounting firm, John Scrudato, CPA, stated that our financial statements were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (October 12, 2014) to October 31, 2015, we generated a net profit (loss) of $(42,844). We will need to continue to generate significant revenue in order to achieve profitability but there is no guarantee we will be able to do so. The going concern paragraph in the independent auditor's report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have a limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on October 12, 2014 and to date, have been involved primarily in organizational activities, obtaining financing and limited sales. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which sells third-party fitness equipment products through the Internet. As of our year ended October 31, 2015, we had a net profit (loss) of $(42,844). Internet-based wholesale distribution companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating enough operating revenues to achieve profitable operations.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is the sole officer and director of our company. We depend entirely on Dmitrij Ozolins for all of our operations. The loss of Mr. Ozolins would have a substantial negative effect on our company and may cause our business to fail. Mr. Ozolins has not been compensated for his services since our inception, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Ozolins' services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreement with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

We have generated $147,664 in revenues. While we have plans for marketing our fitness equipment, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to sell fitness equipment will gain wide acceptance in its target market or that we will be able to effectively market our services and third-party fitness equipment items. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our President, Dmitrij Ozolins, to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective website to sell fitness equipment products. Prospective customers will be less likely to purchase fitness equipment products through our website than a competitor's because we have no prior experience in our industry.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for fitness equipment products being sold through our website. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide marketing channels desired by third party fitness equipment sellers and fitness equipment products demanded by prospective customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business.

Current management's lack of experience in and with the Internet wholesale distribution means that it is difficult to assess, or make judgments about, our potential success.

Our officer and sole director has no prior experience with or ever been employed in a job involving developing and operating a website to sell fitness equipment through the Internet. With no direct training in the Internet wholesale distribution business, our officer and director may not be fully aware of many of the specific requirements related to operating a website to sell fitness equipment through the Internet. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our officer and sole director's future possible mistakes, lack of sophistication, judgment or experience in operating a website to sell fitness equipment through the Internet.

Since 80% of our shares of common stock are owned by our officer and director other stockholders may not be able to influence control of the company or decision making by management of the company, and as such, our officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our officer and director beneficially owns approximately 80% of our outstanding common stock. His interests may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply passive investor but is also executive officer of the Company, and as such his interest as executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company's board of directors. Also, our officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

We intend to become subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We will be required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2014 , we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement, (B) in which we have total annual gross revenue of at least $1.0 billion, or (C) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a "smaller reporting company" as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a smaller reporting company, and so long as we remain a smaller reporting company, we benefit from the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to emerging growth companies until such time as we were no longer a smaller reporting company.

After we are no longer an "emerging growth company," we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not "emerging growth companies," including Section 404 of the Sarbanes-Oxley Act.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2014 , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected not to opt out of the transition period pursuant to Section 107(b). We are not a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

Since our officer and director has the ability to be employed by or consult for other companies, his other activities could slow down our operations.

Our officer and director is not required to work exclusively for us and he does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his other interests. His other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that Dmitrij Ozolins, our President, will devote between 5 and 10 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch if our operations increase. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our officer and director.

We have no employment or compensation agreement with officer and director and as such he may have little incentive to devote time and energy to the operation of the Company.

Our officer and director is not subject to any employment or compensation agreement with the Company. Therefore, it is possible that he may decide to focus his efforts on other projects or companies which have a higher economic benefit to him. Currently, he is not obligated to spend any time at all on Company business and could opt to leave the Company for other opportunities or focus on other business which could negatively impact the Company's ability to succeed. We do not have any expectation that our officer and director will enter into an employment or compensation agreement with the Company in the foreseeable future and the loss of one would be highly detrimental to our ability to conduct ongoing operations.

The lack of public company experience of our officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our officer and director lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Ozolins has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

RISKS RELATING TO OUR COMMON STOCK

Our common stock is subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report, the Company had 5,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2014 , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected not to opt out of the transition period pursuant to Section 107(b).

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. PROPERTIES.

The Company's principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915 and fully own.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board under the symbol QSMG. To date there has been no active trading of our common stock.

Transfer agent

We have retained Globex Transfer LLC to serve as transfer agent for shares of our common stock.

Holders

As of October 31, 2015, the Company had 5,000,000 shares of our common stock issued and outstanding held by 31 holders of record.

Dividend policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled, "Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets at October 31, 2015 were $10,222, which was comprised of $2,504 cash in the bank and $7,717 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. During March 2015 the company sold a total of 1,000,000 shares of common stock to 30 independent shareholders, pursuant to the Registration Statement, at a price of $.04 per share for total proceeds of $40,000. The offering has been closed.

Our revenue for the year ended October 31, 2015 was $116,855. Our cost of goods sold for the year ended October 31, 2015 was $103,784 resulting in a gross profit of $13,070. Our operating expenses for the year ended October 31, 2015 were $64,012 resulting in a net income (loss) of $(50,941).

Our revenue for the year ended October 31, 2014 was $30,809. Our cost of goods sold for the year ended October 31, 2014 was $22,240 resulting in a gross profit of $8,569. Our operating expenses for the year ended October 31, 2014 were $472 resulting in a net income (loss) of $8,097.

Our revenue from inception through October 31, 2015 was $147,664. Our cost of goods sold for the same period was $126,024 resulting in a gross profit of $21,639. Our operating expenses for the same period were $64,484, resulting in a net income (loss) of $(42,844), a net gain (loss) of $(.01) per share.

As of October 31, 2015, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2015

Cash	$2,504
Total assets	$10,222
Total liabilities	$9,066
Stockholder's equity	$1,156

Plan of Operation for the next 12 months

Our cash balance is $2,504 as of October 31, 2015. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

We were able to sell only 50% of the shares of our original offering and raised only 50% of the cash from the originally planned amount for the offering. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10-K, we have not entered into any agreement to alter our business plan. The description of our business plan assumes that we will continue with our business as planned in the beginning, but as shown above, we are in discussions that might lead to another direction for our company.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Gross Proceeds from our recent Offering(1):	$40,000

Website Design	$5,000
Advertising	$15,000
Trade Shows/Travel	$5,500
Accounting/Auditing & Legal	$12,500
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$40,000

 ______________

(1)	Expenditures for the 12 months following the completion of our recent offering. The expenditures are categorized by significant area of activity.

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

Liquidity and Capital Resources

At October 31, 2015 the Company had $2,504 in cash and there were outstanding liabilities of $9,066. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $147,664 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Summary of significant accounting policies:

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2015.

CASH

Cash consists of our cash in bank. There was $2,504 in cash as of October 31, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Quest Management, Inc.

We have audited the accompanying balance sheets of Quest Management, Inc. ("the Company") as of October 31, 2015 and 2014 and the related statements of operations, stockholder's deficit, and cash flows for the period October 12, 2014(inception) through October 31, 2014, the year ended October 31, 2015 and the period October 12, 2014(inception) through October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Management, Inc. as of October 31, 2015 and 2014 and the results of its operations and its cash flows for the period October 12, 2014(inception) through October 31, 2014, the year ended October 31, 2015 and the period October 12, 2014(inception) through October 31, 2015, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has limited operating history and has incurred losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey

January 25, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Accounting Company Oversight Board Firm

QUEST MANAGEMENT INC.

(A Development Stage Company)

Balance Sheet

	Year Ended	Year Ended
	October 31, 2015	October 31, 2014

ASSETS

Current Assets
Cash	$2,504	$4,632

Total Current Assets	2,504	4,632

Fixed Assets
Property (Net)	7,717	7,915

Total Fixed Assets	7,717	7,915

Total Assets	$10,222	$12,547

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	5,000	-
Loan Payable - Related Party	4,066	450

Total Current Liabilities	9,066	450

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,000,000 and 4,000,000 shares issued and outstanding as of October 31, 2015 and 2014	$5,000	$4,000
Additional Paid-In Capital	39,000	-
Net profit (loss) accumulated during development stage	(42,844)	8,097

Total Stockholders' Equity	1,156	12,097
Total Liabilities & Stockholders' Equity	$10,222	$12,547

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statement of Operations

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2015	October 31, 2014	October 31, 2015

Revenues

Merchandise Sales	$116,855	$30,809	$147,664
Cost of Goods Sold	(103,784)	(22,240)	(126,024)

Gross Profit	13,070	8,569	21,639

Expenses

General and Administration	48,968	472	49,440
Depreciation	198	-	198
Research & Development	14,846	-	14,846

Total Expenses	64,012	472	64,484

Net Income (Loss)	$(50,941)	$8,097	$(42,844)

Net Loss Per Basic and Dilited share	(0.01)	0.00	(0.01)

Weighted average number of Common Shares outstanding	5,000,000	3,000,000

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

From October 12, 2014 (Inception) through October 31, 2015

				Accumulated
		Common	Additional	During
	Common Stock	Stock Amount	Paid-in Capital	Development Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014	-	-	-	8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015	-	-	-	(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statement of Cash Flows

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2015	October 31, 2014	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(50,941)	$8,097	$(42,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts Payable	5,000	-	5,000

Changes in operating assets and liabilities:
	-	-	-

Net cash provided by (used in) operating activities	(45,941)	8,097	(37,844)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	-	(7,915)	(7,915)
Depreciation	198	-	198

Net cash provided by (used in) investing activities	198	(7,915)	(7,717)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	3,616	450	4,066
Issuance of common stock	40,000	4,000	44,000

Net cash provided by (used in) financing activities	43,616	4,450	48,066

Net increase (decrease) in cash	(2,127)	4,632	2,504

Cash at beginning of period	4,632	-	-

Cash at end of period	$2,504	$4,632	$2,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2015

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2015.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2015

CASH

Cash consists of our cash in bank. There was $2,504 in cash as of October 31, 2015.

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

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property	40 years
Office Equipment	7 years

NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2015

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

For the period from inception (October 12, 2014) through the year ended October 31, 2015, the Company generated a net loss of $42,844. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

October 31, 2015

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

NOTE 4 - PROPERTY

The Company's principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 5,000,000 shares are issued and outstanding as of October 31, 2015.

4,000,000 shares were issued to our sole director for $4,000 on October 17, 2014.

The Company's Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. During March 2015 the company sold a total of 1,000,000 shares of common stock to 30 independent shareholders, pursuant to the Registration Statement, at a price of $.04 per share for total proceeds of $40,000. The offering has been closed.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2015

NOTE 6 - DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of October 31, 2015 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company's common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of October 31, 2015 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

NOTE 8 - INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2015

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2015, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of October 31, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions

Dmitrij Ozolins	37	President, Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

DMITRIJ OZOLINS

Mr. Dmitrij Ozolins has served as President and Director since October 12, 2014. Since 2002, he has worked as a General Manager in the private enterprise Latvia Distributors Ltd, Latvia. He still continues to be in this position on a contractual basis despite having officially retired in the 2014. Additionally, Mr. Ozolins has been the business strategy advisor for Chamber of Commerce in Latvia in 2002 -2005. Mr. Ozolins received his Bachelor of business from the University of Latvia in the years 1998 and 2002. After his graduation, Mr. Ozolins joined the private enterprise Latvia Distributors Ltd, Latvia, as manager and later as General Manager responsible for ensuring the quality and integrity of the household equipment supply of the company. Mr. Ozolins' desire to found our company and his background with and knowledge of distribution and wholesale industries, led to our conclusion that Mr. Ozolins should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

Directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

 DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who doesn't qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees, other than our sole officer and director, Dmitrij Ozolins.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with our executive officer or director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the board of directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2014 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dmitrij Ozolins ;	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer, Secretary and Director (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
______________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2015, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dmitrij Ozolins (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-
 ______________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dmitrij Ozolins (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
______________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

 The percentages below are calculated based on 5,000,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dmitrij Ozolins (1) (2)
All directors and executive officers as a group (1 person)		4,000,000	80.0%
______________

(1)	c/o Quest Management Inc., 1 Kalnu iela, Malta, LV-4630 Latvia .

(2)	Appointed President, Treasurer, Secretary and Director October 12, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 17, 2014, we offered and sold 4,000,000 shares of common stock to Dmitrij Ozolins, our President, Secretary and Director, at a purchase price of $0.001 per share, for proceeds of $4,000. As of October 31, 2014 there is a loan payable to Mr. Ozolins for $450 which is comprised of $50 to open the Company's bank account and $400 for organizational costs that he paid on the Company's behalf. The loan does not bear interest and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2015, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2014, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST MANAGEMENT INC.
(Registrant)

Dated: January 25, 2016	By:	/s/ Dmitrij Ozolins
	Name:	Dmitrij Ozolins
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

