Form 10-Q
period 2016-01-31
Quest Management Inc
filed 2016-03-01
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of February 22, 2016

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	January 31, 2016	October 31, 2015
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$280	$2,504

Total Current Assets	280	2,504

Fixed Assets
Property (Net)	7,668	7,717

Total Fixed Assets	7,668	7,717

Total Assets	$7,948	$10,222

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	5,000	5,000
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	9,066	9,066

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 4,000,000 shares issued and outstanding as of January 31, 2016 and October 31, 2015	$5,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(45,118)	(42,844)

Total Stockholders' Equity	(1,118)	1,156
Total Liabilities & Stockholders' Equity	$7,948	$10,222

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015

Revenues
Merchandise Sales	$6,993	$31,274
Cost of Goods Sold	(6,873)	(18,907)

Gross Profit	121	12,367

Expenses
General and Administration	2,345	763
Depreciation	49	-
Research & Development	-	-

Total Expenses	2,395	763

Net Income (Loss)	$(2,274)	$11,604

Net Loss Per Basic and
Dilited share	(0.00)	0.00

Weighted average number of Common Shares outstanding	5,000,000	4,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,274)	$11,604
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts Payable	-	-

Changes in operating assets and liabilities:
	-	-

Net cash provided by (used in) operating activities	(2,274)	11,604

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	-
Depreciation	49	-

Net cash provided by (used in) investing activities	49	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	-	100
Issuance of common stock	-	-

Net cash provided by (used in) financing activities	-	100

Net increase (decrease) in cash	(2,224)	11,704

Cash at beginning of period	2,504	4,632

Cash at end of period	$280	$16,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:

Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2016

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2016.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2016

CASH

Cash consists of our cash in bank. There was $280 in cash as of January 31, 2016.

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

January 31, 2016

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

For the period ended January 31, 2016 the Company had a net loss of $45,118. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

January 31, 2016

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

NOTE 4 - PROPERTY

The Company's principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,000,000 shares are issued and outstanding as of January 31, 2016.

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

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2016

NOTE 6 - DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company's common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

Our total assets at January 31, 2016 were $7,948, which was comprised of $280 cash in the bank and $7,668 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the three months ended January 31, 2016 and 2015 was $6,993 and $31,274, respectively. Our cost of goods sold for the three months ended January 31, 2016 and 2015 was $6,873 and $18,907 resulting in gross profits of $121 and $12,367, respectively. Our operating expenses for the three months ended January 31, 2016 and 2015 were $2,395 and $763 resulting in net income (losses) of $(2,274) and $11,604, respectively.

Our revenue from inception through January 31, 2016 was $154,657. Our cost of goods sold for the same period was $132,897 resulting in a gross profit of $21,760. Our operating expenses for the same period were $66,878, resulting in a net income (loss) of $(45,118), a net gain (loss) of $(.01) per share.

As of January 31, 2016, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2016

Cash	$280
Total assets	$7,948
Total liabilities	$9,066
Stockholder's equity	$(1,118)

Plan of Operation for the next 12 months

Our cash balance is $280 as of January 31, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

We were able to sell only 50% of the shares of our original offering and raised only 50% of the cash from the originally planned amount for the offering. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in series of conversations with parties regarding alternative directions for the Company that could enhance value for our shareholders . As of the date of filing this Report on Form 10-Q, we have not entered into any agreement to alter our business plan. The description of our business plan assumes that we will continue with our business as planned in the beginning, but as shown above, we are in discussions that might lead to another direction for Quest Management Inc.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Gross Proceeds from our recent Offering(1):	$40,000

Website Design	$5,000
Advertising	$15,000
Trade Shows/Travel	$5,500
Accounting/Auditing & Legal	$12,500
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$40,000

_______________

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

Liquidity and Capital Resources

At January 31, 2016 the Company had $280 in cash and there were outstanding liabilities of $9,066. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Subsequent Event

On February 2, 2016, Quest Management Inc. (the "Company") filed Articles of Amendment with the Nevada SOS whereby it authorized a forward split at a ratio of ten-for-one share (10:1) of the Company's issued and outstanding shares of Common Stock. The Company also increased the authorized number of shares of Common Stock from 75,000,000 shares to 750,000,000 at a par value of $0.001.

On February 10, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting the forward split at a ratio of ten-for-one share be effected in the market on February 22, 2016.

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

Quest Management Inc. Registrant

Date: February 29, 2016	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer Principal Accounting Officer & Sole Director)

