Form 10-Q
period 2016-04-30
Quest Management Inc
filed 2016-06-01
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,000,000 shares as of May 27, 2016

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.

(A Development Stage Company)

Balance Sheet

	April 30, 2016	October 31, 2015
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$1,008	$2,504

Total Current Assets	1,008	2,504

Fixed Assets
Property (Net)	7,618	7,717

Total Fixed Assets	7,618	7,717

Total Assets	$8,626	$10,222

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	5,000	5,000
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	9,066	9,066

Stockholders' Equity
Common stock, ($0.001 par value, 750,000,000 shares authorized; 55,000,000 and 5,000,000 shares issued and outstanding as of April 30, 2016 and October 31, 2015	$5,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(44,440)	(42,844)

Total Stockholders' Equity	(440)	1,156
Total Liabilities & Stockholders' Equity	$8,626	$10,222

See Notes to Financial Statements

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenues

Merchandise Sales	$7,865	$31,569	$14,858	$62,842
Cost of Goods Sold	(5,315)	(34,886)	(12,188)	(53,793)

Gross Profit	2,550	(3,317)	2,671	9,050

Expenses

General and Administration	1,822	29,274	4,167	30,037
Depreciation	49	99	99	99
Research & Development	-	14,846	-	14,846

Total Expenses	1,871	44,219	4,266	44,982

Net Income (Loss)	$678	$(47,536)	$(1,595)	$(35,932)

Net Loss Per Basic and Dilited share	0.00	(0.01)	(0.00)	(0.01)

Weighted average number of Common Shares outstanding	55,000,000	4,000,000	55,000,000	4,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,595)	$(35,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Accounts Payable	-	-

Changes in operating assets and liabilities:
	-	-

Net cash provided by (used in) operating activities	(1,595)	(35,932)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	-	-
Depreciation	99	99

Net cash provided by (used in) investing activities	99	99

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	100
Issuance of common stock	-	40,000

Net cash provided by (used in) financing activities	-	40,100

Net increase (decrease) in cash	(1,496)	4,267

Cash at beginning of period	2,504	4,632

Cash at end of period	$1,008	$8,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Notes to Financial Statements

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2016.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

CASH

Cash consists of our cash in bank. There was $1,008 in cash as of April 30, 2016.

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

April 30, 2016

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

From inception through the period ended April 30, 2016 the Company had a net loss of $44,440. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

April 30, 2016

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

NOTE 4 – PROPERTY

The Company's principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 – COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001par value, of which 55,000,000 shares are issued and outstanding as of April 30, 2016.

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

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2016

NOTE 6 – DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of April 30, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company's common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of April 30, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

Our total assets at April 30, 2016 were $8,626, which was comprised of $1,008 cash in the bank and $7,618 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the three months ended April 30, 2016 and 2015 was $7,865 and $31,569, respectively. Our cost of goods sold for the three months ended April 30, 2016 and 2015 was $5,315 and $34,886 resulting in gross profit (loss) of $2,550 and $(3,317), respectively. Our operating expenses for the three months ended April 30, 2016 and 2015 were $1,871 and $44,219 resulting in net income (losses) of $678 and $(47,536), respectively.

Our revenue for the six months ended April 30, 2016 and 2015 was $14,858 and $62,842, respectively. Our cost of goods sold for the six months ended April 30, 2016 and 2015 was $12,188 and $53,793 resulting in gross profit (loss) of $2,671 and $9,050, respectively. Our operating expenses for the six months ended April 30, 2016 and 2015 were $4,266 and $44,982 resulting in net income (losses) of $(91,595) and $(35,932), respectively.

As of April 30, 2016, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2016

Cash	$1,008
Total assets	$8,626
Total liabilities	$9,066
Stockholder's equity	$(440)

Plan of Operation for the next 12 months

Our cash balance is $1,008 as of April 30, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year's time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

We were able to sell only 50% of the shares of our original offering and raised only 50% of the cash from the originally planned amount for the offering. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in series of conversations with parties regarding alternative directions for the Company that could enhance value for our shareholders. The description of our business plan assumes that we will continue with our business as planned in the beginning, but as shown above, we are in discussions that might lead to another direction for Quest Management Inc.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Gross Proceeds from our recent Offering(1):	$40,000

Website Design	$5,000
Advertising	$15,000
Trade Shows/Travel	$5,500
Accounting/Auditing & Legal	$12,500
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$40,000

_________

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

Liquidity and Capital Resources

At April 30, 2016 the Company had $1,008 in cash and there were outstanding liabilities of $9,066. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Additional Business

As previously reported in our Current Report on Form 8-K filed on April 4, 2016, our sole officer and director, Mr. Dmitrij Ozolins, entered into a letter of intent for the sale of his shares of the Company's common stock to four (4) individuals. In such 8-K, we disclosed that the purchasers of these shares, led by Mr. Sylvester Jordan (the "Jordan Group") are successful businessmen in the music industry and the intent of the Jordan Group to vend into the Company various new project. The transactions contemplated by the letter of intent were subject to the parties entering into a definitive binding agreement.

Mr. Ozolins and the members of the Jordan Group have now entered into a stock purchase agreement. The Jordan Group has reiterated to Mr. Ozolins their intention to bring various new projects to the Company as additions to the Company's existing operations and revenue stream. It is the intent of Purchasers to invest additional capital into the Company's existing business in order to grow and reach profitability. The Jordan Group also intends to bring into the Company additional business opportunities that will diversify the Company's operations.

The terms and conditions set forth in the stock purchase agreement provide that the Jordan Group will have fifteen (15) business days to conduct a due diligence review of Quest, which will commence at the end of May 2016. Thereafter, if the Jordan Group and their representatives are satisfied with its review of Quest, then the transaction shall be completed and consummated within ten (10) business days from completion of the due diligence review. It is anticipated that upon closing of the sale of the securities, a change of control is expected to occur with Mr. Ozolins appointing a designee of the Jordan Group as a member of the Board of Directors and as Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Thereafter, Mr. Ozolins is expected to resign as a member of the Board.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Quest Management Inc. Registrant

Date: May 27, 2016	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

