Form 10-Q
period 2016-07-31
Quest Management Inc
filed 2016-09-14
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,000,000 shares as of August 29, 2016.

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	July 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,209	$2,504
Total Current Assets	1,209	2,504

Fixed Assets
Property (Net)	7,569	7,717
Total Fixed Assets	7,569	7,717
Total Assets	$8,778	$10,222

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	5,000	5,000
Loan Payable - Related Party	4,066	4,066
Total Current Liabilities	9,066	9,066

Stockholders' Equity
Common stock, ($0.001 par value, 750,000,000 shares authorized; 55,000,000 and 4,000,000 shares issued and outstanding as of July 31, 2016 and October 31, 2015	$5,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(44,288)	(42,844)
Total Stockholders' Equity	(288)	1,156
Total Liabilities &
Stockholders' Equity	$8,778	$10,222

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenues

Merchandise Sales	$11,973	$30,006	$26,831	$92,848
Cost of Goods Sold	(10,629)	(24,017)	(22,817)	(77,810)

Gross Profit	1,343	5,988	4,014	15,038

Expenses

General and Administration	1,143	17,087	5,310	47,124
Depreciation	49	49	148	148
Research & Development	-	-	-	14,846

Total Expenses	1,192	17,136	5,458	62,118

Net Income (Loss)	$151	$(11,147)	$(1,444)	$(47,080)

Net Loss Per Basic and
Dilited share	0.00	(0.00)	(0.00)	(0.01)
Weighted average number of Common Shares outstanding	55,000,000	4,000,000	55,000,000	55,000,000

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,444)	$(47,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts Payable	-	5,000
Changes in operating assets and liabilities:
	-	-
Net cash provided by (used in) operating activities	(1,444)	(42,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	-	-
Depreciation	148	148

Net cash provided by (used in) investing activities	148	148

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	3,616
Issuance of common stock	-	40,000

Net cash provided by (used in) financing activities	-	43,616

Net increase (decrease) in cash	(1,295)	1,685

Cash at beginning of period	2,504	4,632

Cash at end of period	$1,209	$6,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2016.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

CASH

Cash consists of our cash in bank. There was $1,209 in cash as of July 31, 2016.

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

July 31, 2016

NOTE 2 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

From inception through the period ended July 31, 2016 the Company had a net loss of $44,288. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

The Company has adopted all recent accounting pronouncements as applicable and will continue to review and adopt those applicable as released within the timeframe required.

NOTE 4 – PROPERTY

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

NOTE 5 – COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001par value, of which 55,000,000 shares are issued and outstanding as of July 31, 2016.

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

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2016

NOTE 6 – DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of July 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of July 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

Our total assets at July 31, 2016 were $8,778, which was comprised of $1,209 cash in the bank and $7,569 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the three months ended July 31, 2016 and 2015 was $11,973 and $30,006, respectively. Our cost of goods sold for the three months ended July 31, 2016 and 2015 was $10,629 and $24,017 resulting in gross profit (loss) of $1,343 and $5,988, respectively. Our operating expenses for the three months ended July 31, 2016 and 2015 were $1,192 and $17,136 resulting in net income (losses) of $151 and $(11,147), respectively.

Our revenue for the nine months ended July 31, 2016 and 2015 was $26,831 and $92,848, respectively. Our cost of goods sold for the nine months ended July 31, 2016 and 2015 was $22,817 and $77,810 resulting in gross profit (loss) of $4,014 and $15,038, respectively. Our operating expenses for the nine months ended July 31, 2016 and 2015 were $5,458 and $62,118 resulting in net income (losses) of $(1,444) and $(47,080), respectively.

As of July 31, 2016, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2016

Cash	$1,209
Total assets	$8,778
Total liabilities	$9,066
Stockholder’s equity	$(288)

Plan of Operation for the next 12 months

Our cash balance is $1,209 as of July 31, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At July 31, 2016 the Company had $1,209 in cash and there were outstanding liabilities of $9,066. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

The terms and conditions set forth in the stock purchase agreement provide that the Jordan Group will have fifteen (15) business days to conduct a due diligence review of Quest, which will commence at the end of May 2016. Thereafter, if the Jordan Group and their representatives are satisfied with its review of Quest, then the transaction shall be completed and consummated within ten (10) business days from completion of the due diligence review. As of the date of this report both parties have agreed to extend the terms of the due diligence report as necessary to complete. It is anticipated that upon closing of the sale of the securities, a change of control is expected to occur with Mr. Ozolins appointing a designee of the Jordan Group as a member of the Board of Directors and as Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Thereafter, Mr. Ozolins is expected to resign as a member of the Board.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Quest Management Inc.
Registrant

Date: September 12, 2016	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

