Form 10-K
period 2016-10-31
Quest Management Inc
filed 2017-02-14
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0450509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Kalnu iela, Malta, LV-4630 Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (702) 907-8836

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2016, the registrant had 55,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 1, 2016.

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

ITEM 1. BUSINESS

General

We are a development stage company that has generated $191,124 in revenues to date, and our accumulated profit (loss) as of October 31, 2016 is $(45,246). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The Company’s office is located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915. Our telephone number is (702) 907-8836.

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

Our financial statements from inception on October 12, 2014, through October 31, 2016, report $191,124 in revenues and a net profit (loss) of $(45,246). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are an “emerging growth company” within the meaning of the Federal Securities Laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

There has been no active trading market for our securities and an active trading market may never develop, or, if any market does develop, it may not be sustained. Our common stock is listed for quotation on the Over-the-Counter Bulletin Board.

Under U.S. federal securities legislation, our common stock will be “penny stock”. Penny stock is any equity that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

INITIAL FOCUS OF OUR BUSINESS

Our company’s focus is on the development of operating a business of wholesale distribution of fitness equipment, including but not limited to the following: Fitness Equipment, Sports Equipment, Gym Equipment, Exercise Equipment and Bodybuilding Equipment.

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

Management believes revenue will not start to increase drastically until our third year of operation. We project that we may make a small profit in our second year of operation and a moderate profit in year three; however there is no assurance of this.

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

Annual Growth 2009-2014: 0.3%

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

Global Sources Ltd. (http://www.globalsources.com): According to their web site “Global Sources is a leading business-to-business media company and a primary facilitator of trade with Greater China. The core business uses English-language media to facilitate trade from Greater China to the world. The other business segment utilizes Chinese-language media to enable companies to sell to, and within Greater China.”. While it lists fitness equipment products, these are incidental and constitute a minute part of their product listing. As well, this web site primarily target Chinese manufacturers and exporters.

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

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Dmitrij Ozolins, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales are being made by our President and commissioned independent salespeople.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915 and fully own.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR COMPANY

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

In their audit report for the year ended October 31, 2016, our independent registered public accounting firm, Bansal & Co ,stated that our financial statements were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (October 12, 2014) to October 31, 2016, we generated a net profit (loss) of $(45,246). We will need to continue to generate significant revenue in order to achieve profitability but there is no guarantee we will be able to do so. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have a limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on October 12, 2014 and to date, have been involved primarily in organizational activities, obtaining financing and limited sales. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which sells third-party fitness equipment products through the Internet. As of our year ended October 31, 2016, we had a net profit (loss) of $(45,246). Internet-based wholesale distribution companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating enough operating revenues to achieve profitable operations.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is the sole officer and director of our company. We depend entirely on Dmitrij Ozolins for all of our operations. The loss of Mr. Ozolins would have a substantial negative effect on our company and may cause our business to fail. Mr. Ozolins has not been compensated for his services since our inception, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Ozolins’ services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreement with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

We have generated $191,124 in revenues. While we have plans for marketing our fitness equipment, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to sell fitness equipment will gain wide acceptance in its target market or that we will be able to effectively market our services and third-party fitness equipment items. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our President, Dmitrij Ozolins, to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective website to sell fitness equipment products. Prospective customers will be less likely to purchase fitness equipment products through our website than a competitor’s because we have no prior experience in our industry.

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

Current management’s lack of experience in and with the Internet wholesale distribution means that it is difficult to assess, or make judgments about, our potential success.

Our officer and sole director has no prior experience with or ever been employed in a job involving developing and operating a website to sell fitness equipment through the Internet. With no direct training in the Internet wholesale distribution business, our officer and director may not be fully aware of many of the specific requirements related to operating a website to sell fitness equipment through the Internet. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our officer and sole director’s future possible mistakes, lack of sophistication, judgment or experience in operating a website to sell fitness equipment through the Internet.

Since 80% of our shares of common stock are owned by our officer and director other stockholders may not be able to influence control of the company or decision making by management of the company, and as such, our officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our officer and director beneficially owns approximately 80% of our outstanding common stock. His interests may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply passive investor but is also executive officer of the Company, and as such his interest as executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company’s board of directors. Also, our officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2014 , we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement, (B) in which we have total annual gross revenue of at least $1.0 billion, or (C) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

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

After we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2014 , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected not to opt out of the transition period pursuant to Section 107(b). We are not a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

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

Our officer and director is not subject to any employment or compensation agreement with the Company. Therefore, it is possible that he may decide to focus his efforts on other projects or companies which have a higher economic benefit to him. Currently, he is not obligated to spend any time at all on Company business and could opt to leave the Company for other opportunities or focus on other business which could negatively impact the Company’s ability to succeed. We do not have any expectation that our officer and director will enter into an employment or compensation agreement with the Company in the foreseeable future and the loss of one would be highly detrimental to our ability to conduct ongoing operations.

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

RISKS RELATING TO OUR COMMON STOCK

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 750,000,000 shares of common stock. As of the date of this report, the Company had 55,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 695,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2014 , and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected not to opt out of the transition period pursuant to Section 107(b).

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

ITEM 2. PROPERTIES.

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915 and fully own.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board under the symbol QSMG. To date there has been no active trading of our common stock.

Transfer agent

We have retained Globex Transfer LLC to serve as transfer agent for shares of our common stock.

Holders

As of October 31, 2016, the Company had 55,000,000 shares of our common stock issued and outstanding held by 31 holders of record.

Dividend policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled, “Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets at October 31, 2016 were $7,820, which was comprised of $301 cash in the bank and $7,519 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the year ended October 31, 2016 was $43,460. Our cost of goods sold for the year ended October 31, 2016 was $36,908 resulting in a gross profit of $6,552. Our operating expenses for the year ended October 31, 2016 were $8,953 resulting in a net income (loss) of $(2,401).

Our revenue for the year ended October 31, 2015 was $116,855. Our cost of goods sold for the year ended October 31, 2015 was $103,784 resulting in a gross profit of $13,070. Our operating expenses for the year ended October 31, 2015 were $64,012 resulting in a net income (loss) of $(50,941).

Our revenue from inception through October 31, 2016 was $191,124. Our cost of goods sold for the same period was $162,932 resulting in a gross profit of $28,191. Our operating expenses for the same period were $73,437, resulting in a net income (loss) of $(45,246), a net gain (loss) of $(.01) per share.

As of October 31, 2016, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2016

Cash	$301
Total assets	$7,820
Total liabilities	$9,066
Stockholder’s equity	$(1,246)

Plan of Operation for the next 12 months

Our cash balance is $301 as of October 31, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

In most recent offering were able to sell only part of the shares of our original offering and raised only part of the cash originally planned for. Our company was incapable of securing ample funds to conclude our business plan, we are now taking part in meetings with different entities regarding another direction for us which may build up our shareholders profit. Currently we have not finished any definitive agreement to amend our direction, so our business plan is as originally planned, but it might change in the near future.

Over the next twelve months we plan to engage in the following activities to expand our business operations if revenues will support the expense:

Gross Proceeds from our recent Offering(1):	$40,000

Website Design	$5,000
Advertising	$15,000
Trade Shows/Travel	$5,500
Accounting/Auditing & Legal	$12,500
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$40,000

__________

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

Liquidity and Capital Resources

At October 31, 2016 the Company had $301 in cash and there were outstanding liabilities of $9,066. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $191,124 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2016.

CASH

Cash consists of our cash in bank. There was $301 in cash as of October 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

F-1

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet (Audited)

	Year Ended	Year Ended
	October 31, 2016	October 31, 2015

ASSETS
Current Assets
Cash	$301	$2,504

Total Current Assets	301	2,504

Fixed Assets
Property (Net)	7,519	7,717
Total Fixed Assets	7,519	7,717

Total Assets	$7,820	$10,222

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	5,000	5,000
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	9,066	9,066

Stockholders' Equity
Common stock, ($0.001 par value, 750,000,000 shares
authorized; 55,000,000 and 5,000,000 shares issued and
outstanding as of October 31, 2016 and 2015	$5,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(45,246)	(42,844)

Total Stockholders' Equity	(1,246)	1,156
Total Liabilities & Stockholders' Equity	$7,820	$10,222

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Audited)

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2016	October 31, 2015	October 31, 2015

Revenues
Merchandise Sales	$43,460	$116,855	$147,664
Cost of Goods Sold	(36,908)	(103,784)	(126,024)

Gross Profit	6,552	13,070	21,639

Expenses
General and Administration	8,756	48,968	49,440
Depreciation	198	198	198
Research & Development	-	14,846	14,846

Total Expenses	8,953	64,012	64,484

Net Income (Loss)	$(2,401)	$(50,941)	$(42,844)

Net Loss Per Basic and Dilited share	(0.00)	(0.01)	(0.01)

Weighted average number of Common Shares outstanding	55,000,000	5,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2016

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014				8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015				(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Forward stock split 10 for 1 February 22, 2016	50,000,000			-	-

Net profit (loss), October 31, 2016				(2,401)	(2,401)

Balance, October 31, 2016	55,000,000	$5,000	$39,000	$(45,246)	$(1,246)

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Audited)

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2016	October 31, 2015	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,401)	$(50,941)	$(45,246)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Accounts Payable	-	5,000	5,000

Changes in operating assets and liabilities:
	-	-	-
Net cash provided by (used in) operating activities	(2,401)	(45,941)	(40,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	-	(7,915)
Depreciation	198	198	396
Net cash provided by (used in) investing activities	198	198	(7,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable - Related Party	-	3,616	4,066
Issuance of common stock	-	40,000	44,000
Net cash provided by (used in) financing activities	-	43,616	48,066

Net increase (decrease) in cash	(2,203)	(2,127)	301

Cash at beginning of period	2,504	4,632	-

Cash at end of period	$301	$2,504	$301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2016

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2016.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2016

CASH

Cash consists of our cash in bank. There was $301 in cash as of October 31, 2016.

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

October 31, 2016

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

For the period from inception (October 12, 2014) through the year ended October 31, 2016, the Company generated a net loss of $45,246. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations of the Company through the proceeds from its offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

NOTE 4 - PROPERTY

The Company’s principal offices are located at 1 Kalnu iela, Malta, LV-4630 Latvia. The property was purchased on October 30, 2014 for $7,915.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2016

NOTE 5 - COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001par value, of which 55,000,000 shares are issued and outstanding as of October 31, 2016.

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

NOTE 6 - DEBT

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of October 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of October 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2016

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Dmitrij Ozolins	38	President, Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

DMITRIJ OZOLINS

Mr. Dmitrij Ozolins has served as President and Director since October 12, 2014. Since 2002, he has worked as a General Manager in the private enterprise Latvia Distributors Ltd, Latvia. He still continues to be in this position on a contractual basis despite having officially retired in the 2014. Additionally, Mr. Ozolins has been the business strategy advisor for Chamber of Commerce in Latvia in 2002 -2005. Mr. Ozolins received his Bachelor of business from the University of Latvia in the years 1998 and 2002. After his graduation, Mr. Ozolins joined the private enterprise Latvia Distributors Ltd, Latvia, as manager and later as General Manager responsible for ensuring the quality and integrity of the household equipment supply of the company. Mr. Ozolins’ desire to found our company and his background with and knowledge of distribution and wholesale industries, led to our conclusion that Mr. Ozolins should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

Directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who doesn’t qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2014 - 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dmitrij Ozolins; President,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
____________

(1) Appointed President, Secretary, Treasurer and Director October 12, 2014.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2016, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2016:

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

__________

(1) Appointed President, Secretary, Treasurer and Director October 12, 2014.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dmitrij Ozolins (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
_____________

(1) Appointed President, Secretary, Treasurer and Director October 12, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officer and director as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 55,000,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Dmitrij Ozolins (1) (2)

All directors and executive officers as a group (1 person)		40,000,000	80.0%

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

As of October 31, 2016 there is a loan payable to Mr. Ozolins for $4,066. The loan does not bear interest and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2016, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2015, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST MANAGEMENT INC.
(Registrant)

Dated: February 14, 2017	By:	/s/ Dmitrij Ozolins
	Name:	Dmitrij Ozolins
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

