Form 10-Q
period 2017-01-31
Quest Management Inc
filed 2017-03-17
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,000,000 shares as of March 17, 2017

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	Three Months Ended	Year Ended
	January 31, 2017	October 31, 2016
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$133	$301

Total Current Assets	133	301

Fixed Assets
Property (Net)	7,915	7,915
Accumulated Depreciation	(445)	(396)

Total Fixed Assets	7,470	7,519

Total Assets	$7,602	$7,820

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	5,000
Loan Payable - Related Party	4,066	4,066
Peak Promissory Note	1,605	-

Total Current Liabilities	5,671	9,066

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares authorized; 70,000,000 and 55,000,000 shares issued and outstanding as of January 31, 2017 and October 31, 2016	$20,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(57,069)	(45,246)

Total Stockholders' Equity	1,931	(1,246)
Total Liabilities & Stockholders' Equity	$7,602	$7,820

The annexed notes 1 to 13 form an integral part of these financial statements

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

			From inception
	Three Months Ended	Three Months Ended	(October 12, 2014) to
	January 31, 2017	January 31, 2016	January 31, 2017
	Dollars ($)	Dollars ($)	Dollars ($)
Revenues

Merchandise Sales	$12,533	$6,993	$203,656
Cost of Goods Sold	(12,628)	(6,873)	(175,560)

Gross Profit	(96)	121	28,096

Expenses

General and Administration	11,678	2,345	69,873
Depreciation	49	49	445
Research & Development	-	-	14,846

Total Expenses	11,727	2,395	85,165

Net Loss before Income Tax Provision	$(11,823)	$(2,274)	$(57,069)
Provision of Income Tax	-	-	-
NET LOSS FOR THE YEAR	(11,823)	(2,274)	(57,069)

Net Loss Per Share:
Basic & diluted	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding
Basic and diluted	70,000,000	55,000,000	70,000,000

The annexed notes 1 to 13 form an integral part of these financial statements

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
From October 12, 2014 (Inception) through January 31, 2017

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014 @ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014				8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015 @ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015				(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Forward stock split 10 for 1 February 22, 2016	50,000,000			-	-

Net profit (loss), October 31, 2016				(2,401)	(2,401)

Balance, October 31, 2016	55,000,000	$5,000	$39,000	$(45,246)	$(1,246)

Convertible Promissory Note January, 2017	15,000,000	15,000		-	15,000

Net profit (loss), January 31, 2017				(11,823)	(11,823)

Balance, January 31, 2017	70,000,000	$20,000	$39,000	$(57,069)	$1,931

The annexed notes 1 to 13 form an integral part of these financial statements

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			From Inception
	Three Months Ended	Three Months Ended	(October 12, 2014) to
	January 31, 2017	January 31, 2016	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,823)	$(2,274)	$(57,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(5,000)	-	-
Loan Payable - Related Party	-	-	4,066
Promissory Note Payable	1,605	-	1,605
Property	-	-	(7,915)
Depreciation	49	49	445

Net cash provided by (used in) operating activities	(3,346)	49	(1,799)

Financing activities

Proceeds from issuance of common stock	15,000	-	59,000

Net cash provided by financing activities	15,000	-	59,000

Net increase (decrease) in cash	(169)	(2,224)	133

Cash at beginning of period	301	2,504	-

Cash at end of period	$133	$280	$133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	-	-	-
Income Taxes	-	-	-
	$-	$-	$-

The annexed notes 1 to 13 form an integral part of these financial statements

See Notes to Financial Statments

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017

NOTE 1 ORGANIZATION AND BASIS OF PREPARATION

Quest Management Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on October 12, 2014 for the purpose of the development of marketing channels to distribute fitness equipment to the wholesale market in the US.

The Company has a year end of October 31st.

The Company is a development stage company as defined by the Financial Accounting Standards Board's Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues from operations.

NOTE 2 SIGNIFICANT ACCOUNT POLICIES

2.1 Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

2.2 Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

2.4 Cash & Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

2.5 Revenue Recognition

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

2.6 Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product, packaging/labeling costs and shipping expenses.

2.7 Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

2.8 Income Taxes

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2017.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENT

The Company has adopted all recent accounting pronouncements as applicable and will continue to review and adopt those applicable as released within the timeframe required.

NOTE 4 CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral, and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

NOTE 5 FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

We purchased our principal executive offices at 1 Kalnu iela, Malta, LV-4630 Latvia, on October 30, 2014 for $7,915.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 40 years.

For the three months ended January 31, 2017 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through January 31, 2017 the company has recorded a total of $445 in depreciation expense.

NOTE 6 LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of October 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

NOTE 7 PROMISSORY NOTE PAYABLE

During the quarter ended January 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”).

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock.

NOTE 8 COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 70,000,000 shares are issued and outstanding as of January 31, 2017.

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

During the month of January 2017, the Holders of a Promissory Note (see Note 7) provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares.

NOTE 9 INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

There was no income tax expense for the years ended October 31, 2016 and 2015. The rate was as follow;

Federal	35%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	OCTOBER 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO OCTOBER 31,
	2016	2015	2016
Deferred tax assets
Net operating losses	$(2,401)	$(50,941)	$(45,246)

Deferred tax liability
Net deferred tax assets	$936	$19,867	$17,646
Less valuation allowance	$(936)	$(19,867)	$(17,646)
Deferred tax asset - net valuation allowance	$-	$-	$-

NOTE 10 RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2017 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

NOTE 11 LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 12 GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2017 with a net loss of $57,069. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s current cash of $133 and anticipated revenues may not be sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 13 SUBSEQUENT EVENTS

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

Results of Operations

Our total assets at January 31, 2017 were $7,602, which was comprised of $133 cash in the bank and $7,470 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenue for the three months ended January 31, 2017 and 2016 was $12,533 and $6,993, respectively. Our cost of goods sold for the three months ended January 31, 2017 and 2016 was $12,628 and $6,873 resulting in gross profit (loss) of $(96) and $121, respectively. Our operating expenses for the three months ended January 31, 2017 and 2016 were $11,727 and $2,395 resulting in net income (losses) of $(11,823) and $(2,274), respectively.

As of January 31, 2017, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

During the quarter ended January 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”).

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at January 31, 2017 is $1,605.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2017

Cash	$133
Total assets	$7,602
Total liabilities	$5,671
Stockholder’s equity	$1,931

Plan of Operation for the next 12 months

Our cash balance is $133 as of January 31, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

__________________

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

Office and Administration: This will be the cost of purchasing small office equipment such as a computer, printer/scanner/copier/fax, expenses such as telephone, electricity, office supplies, etc.

Working Capital: Items not accounted for elsewhere or that are difficult to predict such as bank fees, entertainment, software products and office equipment.

Liquidity and Capital Resources

At January 31, 2017 the Company had $133 in cash and there were outstanding liabilities of $5,671. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Changes in Registrant's Certifying Accountant

(i) Scrudato & Co., PA ("Scrudato"), the independent registered public accounting firm for Quest Management Inc. (the "Company"), notified the Company he was resigning as the Company’s independent registered public accounting firm effective December 27, 2016.

(ii) The reports of Scrudato on the consolidated financial statements of the Company as of and for the fiscal years ended October 31, 2015 and October 31, 2014, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that the report did include a going concern paragraph.

(iii) During the Company's fiscal years ended October 31, 2015 and 2014 and the subsequent interim period from November 1, 2015 to the date of this report, and in connection with the audit of the Company's financial statements for such periods, there were no disagreements between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements.

(iv) During the Company's fiscal years ended October 31, 2015 and 2014, and the subsequent interim period from November 1, 2015 to the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

(v) The Company has provided Scrudato with a copy of the disclosures in this report and has requested that Scrudato furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Scrudato agrees with the statements in this Item 4.01. A copy of this letter is filed as Exhibit 16.1 to the Company’s Form 8-K as filed in December 2016.

(vi) Subsequent to the resignation of the Company’s independent registered public accounting firm, Scrudato & Co., PA as disclosed in the Company’s Form 8-K filed in December 2016, the Company has engaged Zia Masood Kiani & Co., CHARTERED ACCOUNTANTS as the Company’s new independent registered public accounting firm effective February 10, 2017.

(vii) During the Company's fiscal years ended October 31, 2015 and 2014, the Company did not consult with Zia Masood Kiani & Co., CHARTERED ACCOUNTANTS regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Quest Management Inc. Registrant

Date: March 17, 2017	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

