Form 10-Q
period 2017-04-30
Quest Management Inc
filed 2017-05-23
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1 Kalnu iela

Malta, LV-4630, Latvia

(Address of principal executive offices, including zip code.)

(702) 907-8836

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,000,000 shares as of May 12, 2017

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quest management Inc.

We have reviewed the accompanying balance sheet, the related statements of operations, stockholder's equity, and cash flows of Quest management Inc. ("the Company") as of April 30, 2017, and for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Zia Masood Kiani & Co.

(Chartered Accountants)

Islamabad, Pakistan

Independent Auditors registered with

Public Company Accounting Oversight Board

Date: May 17, 2017

QUEST MANAGEMENT INC. (A Development Stage Company) Balance Sheet

	Three Months Ended	Year Ended
	April 30, 2017	October 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$499	$301

Total Current Assets	499	301

Fixed Assets
Property	7,915	7,915
Accumulated Depreciation	(495)	(396)

Total Fixed Assets	7,420	7,519

Total Assets	$7,919	$7,820

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	5,000
Loan Payable - Related Party	4,066	4,066
Peak Promissory Note	1,605	-

Total Current Liabilities	5,671	9,066

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares uthorized; 70,000,000 and 55,000,000 shares issued and utstanding as of April 30, 2017 and October 31, 2016	$20,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit (loss) accumulated during development stage	(56,752)	(45,246)

Total Stockholders' Equity	2,248	(1,246)

Total Liabilities & Stockholders' Equity	$7,919	$7,820

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC. (A Development Stage Company) Statement of Operations (Unaudited)

					From inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(October 12, 2014) to
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016	April 30, 2017
	Dollars ($)	Dollars ($)	Dollars ($)	Dollars ($)	Dollars ($)
Revenues

Merchandise Sales	$8,967	$7,865	$21,499	$14,858	$212,623
Cost of Goods Sold	(5,659)	(5,315)	(18,287)	(12,188)	(181,220)

Gross Profit	3,307	2,550	3,212	2,671	31,403

Expenses

General and Administration	2,941	1,822	14,619	4,167	72,814
Depreciation	49	49	99	99	495
Research & Development	-	-	-	-	14,846

Total Expenses	2,990	1,871	14,718	4,266	88,155

Net Loss before Income Tax Provision	$317	$678	$(11,506)	$(1,595)	$(56,752)
Provision of Income Tax	-	-	-	-	-
NET LOSS FOR THE YEAR	317	678	(11,506)	(1,595)	(56,752)

Net Loss Per Share:
Basic & diluted	0.00	0.00	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding
Basic and diluted	70,000,000	55,000,000	70,000,000	55,000,000	70,000,000

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Unaudited) From October 12, 2014 (Inception) through April 30, 2017

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014				8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015				(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Forward stock split 10 for 1 February 22, 2016	50,000,000			-	-

Net profit (loss), October 31, 2016				(2,401)	(2,401)

Balance, October 31, 2016	55,000,000	$5,000	$39,000	$(45,246)	$(1,246)

Convertible Promissory Note January, 2017	15,000,000	15,000		-	15,000

Net profit (loss), April 30, 2017				(11,506)	(11,506)

Balance, April 30, 2017	70,000,000	$20,000	$39,000	$(56,752)	$2,248

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)

			From Inception
	Six Months Ended	Six Months Ended	(October 12, 2014) to
	April 30, 2017	April 30, 2016	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(11,506)	$(1,595)	$(56,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	(5,000)	-	-
Loan Payable - Related Party	-	-	4,066
Promissory Note Payable	1,605	-	1,605
Property	-	-	(7,915)
Depreciation	99	99	495

Net cash provided by (used in) operating activities	(3,296)	99	(1,749)

Financing activities

Proceeds from issuance of common stock	15,000	-	59,000

Net cash provided by financing activities	15,000	-	59,000

Net increase (decrease) in cash	198	(1,496)	499

Cash at beginning of period	301	2,504	-

Cash at end of period	$499	$1,008	$499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	-	-	-
Income Taxes	-	-	-

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2017.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2017.

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

For the three months ended April 30, 2017 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through April 30, 2017 the company has recorded a total of $495 in depreciation expense.

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

Note 8

COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 70,000,000 shares are issued and outstanding as of April 30, 2017.

4,000,000 shares were issued to our sole director for $4,000 on October 17, 2014.

The Company’s Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register 2,000,000 shares of common stock was declared effective on February 25, 2015. During March 2015, the company sold a total of 1,000,000 shares of common stock to 30 independent shareholders, pursuant to the Registration Statement, at a price of $.04 per share for total proceeds of $40,000.

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

There was no income tax expense for the years ended October 31, 2016 and 2015. The rate was as follow;

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

	OCTOBER 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO OCTOBER 31,
	2016	2015	2016
Deferred tax assets
Net operating losses	$(2,401)	$(50,941)	$(45,246)
Deferred tax liability
Net deferred tax assets	$936	$19,867	$17,646
Less valuation allowance	$(936)	$(19,867)	$(17,646)
Deferred tax asset - net valuation allowance	$-	$-	$-

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

The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2017 with a net loss of $56,752. There is no guarantee that the Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in the development stage. Management believes that the Company’s current cash of $499 and anticipated revenues may not be sufficient to cover the expenses they will incur during the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In this report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Quest” and “Quest Management” mean Quest Management Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at April 30, 2017 were $7,919, which was comprised of $499 cash in the bank and $7,420 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

On February 2, 2016, Quest Management Inc. (the “Company”) filed Articles of Amendment with the Nevada SOS whereby it authorized a forward split at a ratio of ten-for-one share (10:1) of the Company’s issued and outstanding shares of Common Stock. The Company also increased the authorized number of shares of Common Stock from 75,000,000 shares to 750,000,000 at a par value of $0.001.

On February 10, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting the forward split at a ratio of ten-for-one share be effected in the market on February 22, 2016.

Our revenues for the three months ended April 30, 2017 and 2016 was $8,967 and $7,865, respectively. Our cost of goods sold for the three months ended April 30, 2017 and 2016 was $5,659 and $5,315 resulting in gross profit (loss) of $3,307 and $2,550, respectively. Our operating expenses for the three months ended April 30, 2017 and 2016 were $2,990 and $1,871 resulting in net income (losses) of $317 and $678, respectively.

Our revenues for the six months ended April 30, 2017 and 2016 was $21,499 and $14,858, respectively. Our cost of goods sold for the six months ended April 30, 2017 and 2016 was $18,287 and $12,188 resulting in gross profit (loss) of $3,212 and $2,671, respectively. Our operating expenses for the six months ended April 30, 2017 and 2016 were $14,718 and $4,286 resulting in net income (losses) of $(11,506) and $(1,595), respectively.

As of April 30, 2017, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

During the six months ended April 30, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at April 30, 2017 is $1,605.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2017
Cash	$499
Total assets	$7,919
Total liabilities	$5,671
Stockholder’s equity	$2,248

Plan of Operation for the next 12 months

Our cash balance is $499 as of April 30, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

____________

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

Liquidity and Capital Resources

At April 30, 2017 the Company had $499 in cash and there were outstanding liabilities of $5,671. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Changes in Registrant’s Certifying Accountant

(i) Scrudato & Co., PA (“Scrudato”), the independent registered public accounting firm for Quest Management Inc. (the “Company”), notified the Company he was resigning as the Company’s independent registered public accounting firm effective December 27, 2016.

(ii) The reports of Scrudato on the consolidated financial statements of the Company as of and for the fiscal years ended October 31, 2015 and October 31, 2014, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception that the report did include a going concern paragraph.

(iii) During the Company’s fiscal years ended October 31, 2015 and 2014 and the subsequent interim period from November 1, 2015 to the date of this report, and in connection with the audit of the Company’s financial statements for such periods, there were no disagreements between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements.

(iv) During the Company’s fiscal years ended October 31, 2015 and 2014, and the subsequent interim period from November 1, 2015 to the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

(vii) During the Company’s fiscal years ended October 31, 2015 and 2014, the Company did not consult with Zia Masood Kiani & Co., CHARTERED ACCOUNTANTS regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Quest Management Inc.
Registrant

Date: May 23, 2017	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

