Form 10-Q
period 2017-07-31
Quest Management Inc
filed 2017-09-14
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,000,000 shares as of September 13, 2017

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quest management Inc.

We have reviewed the accompanying balance sheet, the related statements of operations, stockholder's equity, and cash flows of Quest management Inc. ("the Company") as of July 31, 2017, and for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

(Chartered Accountants)

Islamabad, Pakistan

Independent Auditors registered with

Public Company Accounting Oversight Board

Date: September 13, 2017

QUEST MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	JULY 31,	OCTOBER 31,
	2017	2016
	Dollars ($)	Dollars ($)
ASSETS

Current Assets
Cash	3,684	301
Total Current Assets	$3,684	$301

Fixed Assets
Property	7,915	7,915
Accumulated depreciation	(544)	(396)
Total Fixed Assets	$7,371	$7,519

TOTAL ASSETS	$11,054	$7,820

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts Payable	-	5,000
Loan Payable - Related Party	4,066	4,066
Promissory Note Payable	1,605	-
Total Current Liabilities	$5,671	$9,066

Stockholders' Equity
Common stock: authorized 750,000,000; $ 0.001 par value,
70,000,000 and 55,000,000 shares issued and outstanding as of July 31, 2017 and October 31, 2016	20,000	5,000
Additional Paid-In Capital	39,000	39,000
Profit/ (loss) accumulated during development stage	(53,617)	(45,246)
Total Stockholders' Equity	$5,383	$(1,246)

TOTAL LIABIITIES & STOCKHOLDERS' EQUITY	$11,054	$7,820

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JULY 31, 2017	THREE MONTHS ENDED JULY 31, 2016	NINE MONTHS ENDED JULY 31, 2017	NINE MONTHS ENDED JULY 31, 2016	FROM INCEPTION (OCTOBER 12, 2014) TO JULY 31, 2017
	Dollars ($)	Dollars ($)	Dollars ($)	Dollars ($)	Dollars ($)

REVENUES
Merchandise sales	9,168	11,973	30,668	26,831	221,791
Cost of goods sold	(5,984)	(10,629)	(24,271)	(22,817)	(187,203)
Gross Profit	$3,185	$1,343	$6,396	$4,014	$34,588

EXPENSES
General and administration	-	1,143	14,619	5,310	72,814
Depreciation	49	49	148	148	544
Research & development	-	-	-	-	14,846
Total Expenses	$49	$1,192	$14,767	$5,458	$88,204

Net Loss before Income Tax Provision	$3,135	$151	$(8,371)	$(1,444)	$(53,617)
Provision for income tax	-	-	-	-	-
NET LOSS FOR THE YEAR	$3,135	$151	$(8,371)	$(1,444)	$(53,617)

Net Loss per share;
Basic & diluted	$0.00	$0.00	$(0.00)	$(0.00)	$(0.00)
Weightage average number of shares outstanding

Basic & diluted	70,000,000	55,000,000	70,000,000	55,000,000	70,000,000

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASHFLOWS (UNAUDITED)

	NINE MONTHS ENDED JULY 31, 2017	NINE MONTHS ENDED JULY 31, 2016	FROM INCEPTION (OCTOBER 12, 2014) TO JULY 31, 2017
	Dollars ($)	Dollars ($)	Dollars ($)

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(8,371)	$(1,444)	$(53,617)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

Changes in assets and liabilities:
Accounts Payable	(5,000)	-	-
Loan Payable - Related Party	-	-	4,066
Promissory Note Payable	1,605	-	1,605
Property	-	-	(7,915)
Depreciation	148	148	544
Net cash provided by operating activities	$(3,247)	$(1,295)	$(1,700)

Financing activities
Proceeds from issuance of common stock	15,000	-	59,000
Net cash provided by financing activities	$15,000	$-	$59,000

Net increase/ (decrease) in cash	3,383	(1,295)	3,684
Cash at the beginning of the period	301	2,504	-
Cash at the end of the period	$3,684	$1,209	$3,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for;
Interest	-	-	-
Income Taxes	-	-	-
	$-	$-	$-

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' Equity (Unaudited)
From October 12, 2014 (Inception) through July 31, 2017

	Common Stock (Number)	Common Stock (Value)	Additional Paid-In Capital	Profit/ (loss) Accumulated During Development Stage	Total
		Dollars ($)	Dollars ($)	Dollars ($)	Dollars ($)
Balance, October 12, 2014
Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit / (loss), October 31, 2014				8,097	8,097
Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit / (loss), October 31, 2015				(50,941)	(50,941)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Forward stock split 10 for 1 February 22, 2016	50,000,000			-	-

Net profit (loss), October 31, 2016				(2,401)	(2,401)
Balance, October 31, 2016	55,000,000	$5,000	$39,000	$(45,246)	$(1,246)

Convertible Promissory Note January, 2017	15,000,000	15,000		-	15,000

Net profit (loss), July 31, 2017				(8,371)	(8,371)
Balance, July 31, 2017	70,000,000	$20,000	$39,000	$(53,617)	$5,383

The annexed notes 1 to 13 form an integral part of these financial statements

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2017

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2017.

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

For the three months ended July 31, 2017 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through July 31, 2017 the company has recorded a total of $544 in depreciation expense.

Note 6 LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of October 31, 2016 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

Note 7 PROMISSORY NOTE PAYABLE

During the nine months ended July 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

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

Note 8 COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 70,000,000 shares are issued and outstanding as of July 31, 2017.

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

The Company had limited operations during the period from October 12, 2014 (date of inception) to July 31, 2017 with a net loss of $53,617. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations of the Company through the proceeds from its offering pursuant to a Registration Statement on Form S-1, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operation are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Results of Operations

Our total assets at July 31, 2017 were $11,054, which was comprised of $3,684 cash in the bank and $7,371 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

Our revenues for the three months ended July 31, 2017 and 2016 was $9,168 and $11,973, respectively. Our cost of goods sold for the three months ended July 31, 2017 and 2016 was $5,984 and $10,629 resulting in gross profit (loss) of $3,185 and $1,343, respectively. Our operating expenses for the three months ended July 31, 2017 and 2016 were $49 and $1,192 resulting in net income (losses) of $3,135 and $151, respectively.

Our revenues for the nine months ended July 31, 2017 and 2016 was $30,668 and $26,831, respectively. Our cost of goods sold for the nine months ended July 31, 2017 and 2016 was $24,271 and $22,817 resulting in gross profit (loss) of $6,396 and $4,014, respectively. Our operating expenses for the nine months ended July 31, 2017 and 2016 were $14,767 and $5,458 resulting in net income (losses) of $(8,371) and $(1,444), respectively.

As of July 31, 2017, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

During the nine months ended July 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at July 31, 2017 is $1,605.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2017

Cash	$3,684
Total assets	$11,054
Total liabilities	$5,671
Stockholder’s equity	$5,383

Plan of Operation for the next 12 months

Our cash balance is $3,684 as of July 31, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At July 31, 2017 the Company had $3,684 in cash and there were outstanding liabilities of $5,671. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-201215, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quest Management Inc. Registrant

Date: September 13, 2017	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

