Form 10-K
period 2017-10-31
Quest Management Inc
filed 2018-02-13
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Registrant’s telephone number, including area code: (702)442-0956

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 8, 2018, the registrant had 70,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 8, 2018.

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

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Quest” and “Quest Management” mean Quest Management Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

We are a development stage company that has generated $235,133 in revenues to date, and our accumulated profit (loss) as of October 31, 2017 is $(56,034). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company’s office is located at 1 Kalnu iela, Malta, LV-4630 Latvia, which we purchased on October 31st, 2014 for $7,915. Our telephone number is (702) 907-8836.

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

During the month of January 2017, the Holders of a Promissory Note provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares.

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

Our financial statements from inception on October 12, 2014, through October 31, 2017, report $235,133 in revenues and a net profit (loss) of $(56,034). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Usually, each plate is marked with a number. On some machines these numbers give the actual weight of the plate and those above it. On some, the number gives the force at the user’s actuation point with the machine. And on some machines the number is simply an index counting the number of plates being lifted.

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

Glider machines

This machine allows the user to stand on two separate foot pedals and use their own muscles to create the movement. The stabilized movement can be likened to that of a “swing set” for each leg.

Climbing machines

Also named stair-climbing machines, they work the user’s legs as he/she pumps pedals up and down, much like climbing stairs. Some climbing machines have handles to push and pull to exercise the whole body.

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

PRODUCTS, OPERATIONS & TECHNOLOGY

Major products are motorized treadmills, stationary bikes, stair climbers, rowing machines, and elliptical “cross-trainers,” collectively called aerobic exercisers; and weightlifting machines (“strength training”), and traditional weightlifting equipment (“free weights” and benches). In addition, there are a large number of ancillary products. This equipment allows individuals to exercise by themselves in a limited space. The two major market segments for fitness equipment are the home and the institutional.

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

In their audit report for the year ended October 31, 2017, our independent registered public accounting firm stated that our financial statements were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (October 12, 2014) to October 31, 2017, we generated a net profit (loss) of $(56,034). We will need to continue to generate significant revenue in order to achieve profitability but there is no guarantee we will be able to do so. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have a limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on October 12, 2014 and to date, have been involved primarily in organizational activities, obtaining financing and limited sales. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which sells third-party fitness equipment products through the Internet. As of our year ended October 31, 2017, we had a net profit (loss) of $(56,034). Internet-based wholesale distribution companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating enough operating revenues to achieve profitable operations.

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

We have generated $235,133 in revenues. While we have plans for marketing our fitness equipment, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to sell fitness equipment will gain wide acceptance in its target market or that we will be able to effectively market our services and third-party fitness equipment items. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our President, Dmitrij Ozolins, to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective website to sell fitness equipment products. Prospective customers will be less likely to purchase fitness equipment products through our website than a competitor’s because we have no prior experience in our industry.

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

Since 57% of our shares of common stock are owned by our officer and director other stockholders may not be able to influence control of the company or decision making by management of the company, and as such, our officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our officer and director beneficially owns approximately 57% of our outstanding common stock. His interests may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply passive investor but is also executive officer of the Company, and as such his interest as executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company’s board of directors. Also, our officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

Our Articles of Incorporation authorize the issuance of 750,000,000 shares of common stock. As of the date of this report, the Company had 70,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 680,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders

As of October 31, 2017, the Company had 70,000,000 shares of our common stock issued and outstanding held by 36 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets at October 31, 2017 were $8,961, which was comprised of $1,640 cash in the bank and $7,321 (net) in property.  We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

During the year ended October 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Through October 31, 2017 the Company had recorded $48 in accrued interest on the Note.

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

Our revenue for the year ended October 31, 2017 was $44,009. Our cost of goods sold for the year ended October 31, 2017 was $37,268 resulting in a gross profit of $6,741. Our operating expenses for the year ended October 31, 2017 were $5,648 resulting in a net income (loss) of $1,093.

In comparison, our revenue for the year ended October 31, 2016 was $43,460. Our cost of goods sold for the year ended October 31, 2016 was $36,908 resulting in a gross profit of $6,552. Our operating expenses for the year ended October 31, 2016 were $20,835 resulting in a net income (loss) of $(14,283).

Our revenue from inception through October 31, 2017 was $235,133. Our cost of goods sold for the same period was $200,200 resulting in a gross profit of $34,933. Our operating expenses for the same period were $90,967, resulting in a net income (loss) of $(56,034), a net gain (loss) of $(.01) per share.

As of October 31, 2017, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2017

Cash	$1,640
Total assets	$8,961
Total liabilities	$5,996
Stockholder’s equity	$2,966

Plan of Operation for the next 12 months

Our cash balance is $1,640 as of October 31, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At October 31, 2017 the Company had $1,640 in cash and there were outstanding liabilities of $5,996. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $235,133 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Summary of significant accounting policies:

INCOME TAXES

The Company follows the guidance of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes. According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2017.

CASH

Cash consists of our cash in bank. There was $1,640 in cash as of October 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quest Management Inc.

We have audited the accompanying balance sheets of Quest Management Inc. (“the Company”) as of October 31, 2017 and 2016, and the related statements of operations, stockholder’s equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, adjustments were applied to restate the previously issued 2016 financial statements for the correction of a misstatement in the respective period. We also audited these adjustments. In our opinion, such adjustments are appropriate and have been properly applied.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2017 with a net loss of $56,034. As of October 31, 2017, Company had working capital deficit of $ 4,356. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zia Masood Kiani & Co.

(Chartered Accountants)

Islamabad, Pakistan

Independent Auditors registered with

Public Company Accounting Oversight Board

Engagement Partner: Zia Ullah - FCA

We have served as the Company’s auditor since 2017.

Date: February 05, 2018

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet (Audited)

		(Restated)
	As at October 31, 2017	As at October 31, 2016

ASSETS

Current Assets
Cash	$1,640	$301

Total Current Assets	1,640	301

Fixed Assets
Property (Net)	7,321	7,519

Total Fixed Assets	7,321	7,519

Total Assets	$8,961	$7,820

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	-
Promissory Note Payable	1,605	16,605
Accrued Interest (Promissory Note Payable)	325	277
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	5,996	20,948

Stockholders' Equity
Common stock, ($0.001 par value, 750,000,000 shares authorized; 70,000,000 and 55,000,000 shares issued and outstanding as of October 31, 2017 and 2016	$20,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit/(loss) accumulated during development stage	(56,034)	(57,127)

Total Stockholders' Equity	2,966	(13,127)
Total Liabilities & Stockholders' Equity	$8,961	$7,820

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Audited)

			October 12, 2014
		(Restated)	(inception)
	Year Ended	Year Ended	through
	October 31, 2017	October 31, 2016	October 31, 2017

Revenues
Merchandise Sales	$44,009	$43,460	$235,133
Cost of Goods Sold	(37,268)	(36,908)	(200,200)

Gross Profit	6,741	6,552	34,933

Expenses
General and Administration	5,402	20,361	75,202
Interest Expense	48	277	325
Depreciation	198	198	594
Research & Development	-	-	14,846

Total Expenses	5,648	20,835	90,967

Net Income (Loss)	$1,093	$(14,283)	$(56,034)

Net Loss Per Basic and Dilited share	0.00	(0.00)

Weighted average number of Common Shares outstanding	70,000,000	55,000,000	56,034

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2017

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014				8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015				(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Forward stock split 10 for 1 February 22, 2016	50,000,000			-	-

Net profit (loss), October 31, 2016 (Restated)				(14,283)	(14,283)

Balance, October 31, 2016	55,000,000	$5,000	$39,000	$(57,127)	$(13,127)

Convertible Promissory Note January, 2017	15,000,000	15,000			15,000

Net profit (loss), October 31, 2017				1,093	1,093

Balance, October 31, 2017	70,000,000	$20,000	$39,000	$(56,034)	$2,966

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Audited)

			October 12, 2014
		(Restated)	(inception)
	Year Ended	Year Ended	through
	October 31, 2017	October 31, 2016	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$1,093	$(14,283)	$(56,034)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable	-	(5,000)	-
Accrued Interest - Promissory Note Payable	48	277	325
Promissory Note Payable	(15,000)	16,605	1,605
Loan Payable - Related Party	-	-	4,066

Net cash provided by (used in) operating activities	(13,859)	(2,401)	(50,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	-	(7,915)
Depreciation	198	198	594

Net cash provided by (used in) investing activities	198	198	(7,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	15,000	-	59,000

Net cash provided by (used in) financing activities	15,000	-	59,000

Net increase (decrease) in cash	1,339	(2,203)	1,640
Cash at beginning of period	301	2,504	-

Cash at end of period	$1,640	$301	$1,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

Note 1 - ORGANIZATION AND BASIS OF PREPARATION

Quest Management Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on October 12, 2014.

The Company is in the development phase and is in the business of distributing fitness equipment to the wholesale market in the US. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

Note 2 - SIGNIFICANT ACCOUNT POLICIES

2.1 Use of Estimates and Assumptions

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

2.2 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017.

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

OCTOBER 31, 2017

2.3 Cash & Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

2.4 Revenue Recognition

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

2.5 Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product, packaging/labeling costs and shipping expenses.

2.6 Basic and Diluted Loss Per Share

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

2.7 Income Taxes

The Company follows the guidance of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes. According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2017.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENT

The Company has adopted all recent accounting pronouncements as applicable and will continue to review and adopt those applicable as released within the timeframe required. Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4 – CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5 - FIXED ASSETS

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

OCTOBER 31, 2017

We purchased our principal executive offices at 1 Kalnu iela, Malta, LV-4630 Latvia, on October 30, 2014 for $7,915.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 40 years.

For the year ended July 31, 2017 the company recorded $198 in depreciation expense. From inception (October 12, 2014) through October 31, 2017 the company has recorded a total of $594 in depreciation expense.

Note 6 - LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of October 31, 2017 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

Note 7 - PROMISSORY NOTE PAYABLE

As on May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

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

To date the Company has recorded $325 in accrued interest payable on the Note.

Note 8 - COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 70,000,000 shares are issued and outstanding as of October 31, 2017.

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

OCTOBER 31, 2017

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

Note 9 - INCOME TAXES

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

There was no income tax expense for the years ended October 31, 2017 and 2016. The rate was as follow;

Federal	34%
State	5%
39%

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

The significant components of deferred tax assets and liabilities are as follows:

	OCTOBER 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO OCTOBER 31,
	2017	2016	2017
Deferred tax assets
Net operating losses	$-	$(14,283)	$(56,034)
Deferred tax liability
Net deferred tax assets	$-	$5,570	$21,853
Less valuation allowance	$-	$(5,570)	$(21,853)
Deferred tax asset - net valuation allowance	$-	$-	$-

Note 10 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of October 31, 2017 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 11 - LEGAL MATTERS

The Company has no known legal issues pending.

Note 12 – RESTATEMENT

During the year, the Company identified that in the year of 2016 it did not account for legal and professional expenses paid by Peak Marine Holdings LLC on behalf of Quest Management Inc. and neither it accounted for related liability (Promissory Note Payable) and interest thereon.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

Identified errors have been rectified by restating previous year expenses and liabilities. Effect of restatement on each line item in the financial statements is given below;

	As originally reported on	Effects of Error in		Restated Amounts
	October 31, 2016	2016	Prior to 2016	October 31, 2016
	USD
Restatement in Balance Sheet
Assets	-	-	-	-

Liabilities
Account Payable	5,000	(5,000)	-	-
Promissory Note Payable	-	16,605	-	16,605
Accrued Interest - Promissory Note Payable	-	277	-	277

Restatement in Statement of Operations Revenue	-	-	-	-

Expenses
General & Administration	8,756	11,605	-	20,361
Interest Expense	-	277	-	277

Overall Effect on Financial Statements and Shareholders’ equity

Understatement of Expenses	USD 11,882
Understatement of Liabilities	USD 11,882

Understatement of Accumulated Loss	USD 11,882
Overstatement of Total Shareholders’ equity	USD 11,882

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

Note 13 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2017 with a net loss of $56,034. As of October 31, 2017, Company had working capital deficit of $4,356. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 14 - SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Registrant’s Certifying Accountant

(i) Bansal & Co., Chartered Accountants (“Bansal”), the independent registered public accounting firm for Quest Management Inc. (the “Company”), notified the Company they would be unable to complete the Company’s Form 10-K in the timeframe the Company needed. The Company notified Bansal they would be hiring a new accounting firm effective February 10, 2017.

(ii) There were no reports from Bansal on any consolidated financial statements of the Company as Bansal was just recently hired (February 1, 2017).

(iii) The Company has provided Bansal with a copy of the disclosures in this report and has requested that Bansal furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Bansal agrees with the statements in paragraphs (i) and (ii) of this Item 4.01. A copy of this letter is filed as Exhibit 16.1 to the company’s report on Form 8-K.

(iv) The Company has engaged Zia Masood Kiani & Co., CHARTERED ACCOUNTANTS as the Company’s new independent registered public accounting firm effective February 10, 2017.

(ii) During the Company’s fiscal years ended October 31, 2015 and 2014, the Company did not consult with Zia Masood Kiani & Co., CHARTERED ACCOUNTANTS regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2017, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Dmitrij Ozolins	39	President, Treasurer, Secretary and Director

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2014 - 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dmitrij Ozolins ;	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1) Appointed President, Secretary, Treasurer and Director October 12, 2014.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2017, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2017:

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

The following table sets forth director compensation as of October 31, 2017:

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

The percentages below are calculated based on 70,000,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dmitrij Ozolins (1) (2)
All directors and executive officers as a group (1 person)		40,000,000	57.0%

________________

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

As of October 31, 2017, there is a loan payable to Mr. Ozolins for $4,066. The loan does not bear interest and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2017, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST MANAGEMENT INC.
(Registrant)

Dated: February 8, 2018	By:	/s/ Dmitrij Ozolins
	Name:	Dmitrij Ozolins
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

