Form 10-Q
period 2018-01-31
Quest Management Inc
filed 2018-03-06
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1 Kalnu iela

Malta, LV-4630, Latvia

(Address of principal executive offices, including zip code.)

(702) 442-0956

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,000,000 shares as of March 5, 2018

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.

(A Development Stage Company)

Balance Sheets

		(Audited)
	As at January 31, 2018	As at October 31, 2017

ASSETS

Current Assets
Cash	$5,120	$1,640
Total Current Assets	5,120	1,640

Fixed Assets
Property (Net)	7,272	7,321
Total Fixed Assets	7,272	7,321

Total Assets	$12,392	$8,961

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	-
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	341	325
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	6,012	5,996

Stockholders' Equity
Common stock, ($0.001 par value), 750,000,000 shares authorized; 70,000,000 shares issued and outstanding as of January 31, 2018 and October 31, 2017	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(52,620)	(56,034)

Total Stockholders' Equity	6,380	2,966
Total Liabilities &
Stockholders' Equity	$12,392	$8,961

See Notes to Financial Statements

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

			October 12, 2014
	Three Months	Three Months	(inception)
	Ended	Ended	through
	January 31, 2018	January 31, 2017	January 31, 2018

Revenues
Merchandise Sales	$11,775	$12,533	$246,908
Cost of Goods Sold	(6,840)	(12,628)	(207,040)
Gross Profit	4,935	(96)	39,868

Expenses
General and Administration	1,456	11,678	76,658
Interest Expense	16	-	341
Depreciation	49	49	643
Research & Development	-	-	14,846

Total Expenses	1,521	11,727	92,488

Net Income (Loss)	$3,414	$(11,823)	$(52,620)

Net Loss Per Basic and Diluted share	0.00	(0.00)

Weighted average number of Common Shares outstanding	70,000,000	70,000,000

See Notes to Financial Statements

QUEST MANAGEMENT INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			October 12, 2014
	Three Months	Three Months	(inception)
	Ended	Ended	through
	January 31, 2018	January 31, 2017	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$3,414	$(11,823)	$(52,620)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable	-	(5,000)	-
Accrued Interest - Promissory Note Payable	16	-	341
Promissory Note Payable	-	1,605	1,605
Loan Payable - Related Party	-	-	4,066

Net cash provided by (used in) operating activities	3,430	(15,218)	(46,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Property	-	-	(7,915)
Depreciation	49	49	643
Net cash provided by (used in) investing activities	49	49	(7,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	15,000	59,000
Net cash provided by (used in) financing activities	-	-	59,000

Net increase (decrease) in cash	3,479	(169)	5,120
Cash at beginning of period	1,640	301	-
Cash at end of period	$5,120	$133	$5,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 1 ORGANIZATION AND BASIS OF PREPARATION

Quest Management Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on October 12, 2014 for the purpose of the development of marketing channels to distribute fitness equipment to the wholesale market in the US.

The Company has a year end of October 31st.

The Company is a development stage company as defined by the Financial Accounting Standards Board’s Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues from operations.

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2018.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

We purchased our principal executive offices at 1 Kalnu iela, Malta, LV-4630 Latvia, on October 30, 2014 for $7,915.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 40 years.

For the three months ended January 31, 2018 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through January 31, 2018 the company has recorded a total of $643 in depreciation expense.

NOTE 6 LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of January 31, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note is $1,605.

To date the Company has recorded $341 in accrued interest payable on the Note.

NOTE 8 COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 70,000,000 shares are issued and outstanding as of January 31, 2018.

4,000,000 shares were issued to our sole director for $4,000 on October 17, 2014.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

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
39%

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

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

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of January 31, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

NOTE 11 LEGAL MATTERS

The Company has no known legal issues pending.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 12 GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2018 with a net loss of $52,620. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

Our total assets at January 31, 2018 were $12,392, which was comprised of $5,120 cash in the bank and $7,272 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

On February 10, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting the forward split at a ratio of ten-for-one share be affected in the market on February 22, 2016.

Our revenues for the three months ended January 31, 2018 and 2017 was $11,775 and $12,533, respectively. Our cost of goods sold for the three months ended January 31, 2018 and 2017 was $6,840 and $12,628 resulting in gross profit (loss) of $4,935 and $(96), respectively. Our operating expenses for the three months ended January 31, 2018 and 2017 were $1,521 and $11,727 resulting in net income (losses) of $3,414 and $(11,823), respectively.

As of January 31, 2018, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

During the year October 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at January 31, 2018 is $1,605.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2018

Cash	$5,120
Total assets	$12,392
Total liabilities	$6,012
Stockholder’s equity	$6,380

Plan of Operation for the next 12 months

Our cash balance is $5,120 as of January 31, 2018. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At January 31, 2018 the Company had $5,120 in cash and there were outstanding liabilities of $6,012. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

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

Quest Management Inc.
Registrant

Date: March 5, 2018	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)

