Form 10-K/A
period 2017-10-31
Quest Management Inc
filed 2018-03-08
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 5 , 2018, the registrant had 70,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 5 , 2018.

Explanatory Note:

This amendment is being filed to update the Report of Independent Registered Public Accounting Firm for the audited financial statements for the years ended October 31, 2017 and 2016 to include the period from inception (October 12, 2014) through October 31, 2017. No other changes have been made to the Form 10-K as filed on February 13, 2018 .

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quest Management Inc.

We have audited the accompanying balance sheets of Quest Management Inc. (“the Company”) as of October 31, 2017 and 2016, the related statements of operations, stockholder’s equity, and cash flows for each of the years then ended and for the period from October 12, 2014 (inception) through October 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended and for the period October 12, 2014 (inception) through October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2017 with a net loss of $56,034. As of October 31, 2017, Company had working capital deficit of $ 4,356. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zia Masood Kiani & Co.

(Chartered Accountants)

Islamabad, Pakistan

Independent Auditors registered with

Public Company Accounting Oversight Board

Engagement Partner: Zia Ullah - FCA

We have served as the Company's auditor since 2017.

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: March 5 , 2018	By:	/s/ Dmitrij Ozolins
	Name:	Dmitrij Ozolins
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

