Form 10-Q
period 2018-04-30
Quest Management Inc
filed 2018-06-19
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,055,120 shares as of June 19, 2018

ITEM 1. FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheets

		(Audited)
	As at April 30, 2018	As at October 31, 2017

ASSETS

Current Assets
Cash	$5,304	$1,640

Total Current Assets	5,304	1,640

Fixed Assets
Property (Net)	7,222	7,321

Total Fixed Assets	7,222	7,321

Total Assets	$12,526	$8,961

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	-
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	357	325
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	6,028	5,996

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 61,055,120 shares issued and outstanding
as of April 30, 2018 and October 31, 2017	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(52,502)	(56,034)

Total Stockholders' Equity	6,498	2,966
Total Liabilities & Stockholders' Equity	$12,526	$8,961

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					October 12,
					2014
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(inception) through
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017	April 30, 2018

Revenues

Merchandise Sales	$10,893	$8,967	$22,668	$21,499	$257,801
Cost of Goods Sold	(7,040)	(5,659)	(13,880)	(18,287)	(214,080)

Gross Profit	3,853	3,307	8,788	3,212	43,721

Expenses

General and Administration	3,669	2,941	5,125	14,619	80,327
Interest Expense	16	-	32	-	357
Depreciation	49	49	99	99	693
Research & Development	-	-	-	-	14,846

Total Expenses	3,735	2,990	5,256	14,718	96,223

Net Income (Loss)	$119	$317	$3,533	$(11,506)	$(52,502)

Net Loss Per Basic and
Diluted share	0.00	0.00	0.00	(0.00)

Weighted average number of Common Shares outstanding	61,055,120	61,055,120	61,055,120	61,055,120

See Notes to Financial Statements

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			October 12,
			2014
	Six Months	Six Months	(inception)
	Ended	Ended	through
	April 30, 2018	April 30, 2017	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$3,533	$(11,506)	$(52,502)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	-	(5,000)	-
Accrued Interest - Promissory Note Payable	32	-	357
Promissory Note Payable	-	1,605	1,605
Loan Payable - Related Party	-	-	4,066

Net cash provided by (used in) operating activities	3,565	(14,901)	(46,474)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	-	-	(7,915)
Depreciation	99	99	693

Net cash provided by (used in) investing activities	99	99	(7,222)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	15,000	59,000

Net cash provided by (used in) financing activities	-	15,000	59,000

Net increase (decrease) in cash	3,664	198	5,304
Cash at beginning of period	1,640	301	-

Cash at end of period	$5,304	$499	$5,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2018.

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

APRIL 30, 2018

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2018.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

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

For the three months ended April 30, 2018 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through April 30, 2018 the company has recorded a total of $693 in depreciation expense.

Note 6

LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of April 30, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

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

To date the Company has recorded $357 in accrued interest payable on the Note.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

Note 8

COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of April 30, 2018.

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

500,000 shares were issued to our sole director for services on February 1, 2016.

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

On October 7, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) shares issued and outstanding. The reverse split resulted in the balance of 55,120 shares of issued and outstanding shares, including 120 shares issued in lieu of fractional shares.

46,000,000 shares were issued to our sole director for services on December 8, 2016.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

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

Note 10

RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000. On February 1, 2016, 500,000 shares were issued to our sole director for services. On December 8, 2016, 46,000,000 shares were issued to our sole director for services. The director currently holds 46,045,000 shares of our common stock.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of April 30, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 11

LEGAL MATTERS

The Company has no known legal issues pending.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018

Note 12

GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2018 with a net loss of $52,502. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 13

SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued, June 19, 2018, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

As used in this quarterly report, the terms "we", "us", "our", “Quest" and “Quest Management” mean Quest Management Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at April 30, 2018 were $12,526, which was comprised of $5,304 cash in the bank and $7,222 (net) in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

500,000 shares were issued to our sole director for services on February 1, 2016.

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

On October 7, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) shares issued and outstanding. The reverse split resulted in the balance of 55,120 shares of issued and outstanding shares, including 120 shares issued in lieu of fractional shares.

46,000,000 shares were issued to our sole director for services on December 8, 2016.

During the year October 31, 2017, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”).

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at April 30, 2018 is $1,605.

Our revenues for the three months ended April 30, 2018 and 2017 was $10,893 and $8,967, respectively. Our cost of goods sold for the three months ended April 30, 2018 and 2017 was $7,040 and $5,659 resulting in gross profit of $3,853 and $3,307, respectively. Our operating expenses for the three months ended April 30, 2018 and 2017 were $3,735 and $2,990 resulting in net income of $119 and $317, respectively.

Our revenues for the six months ended April 30, 2018 and 2017 was $22,668 and $21,499, respectively. Our cost of goods sold for the six months ended April 30, 2018 and 2017 was $13,880 and $18,287 resulting in gross profit of $8,788 and $3,212, respectively. Our operating expenses for the six months ended April 30, 2018 and 2017 were $5,256 and $14,718 resulting in net income (loss) of $3,533 and $(11,506), respectively.

As of April 30, 2018, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2018

Cash	$5,304
Total assets	$12,526
Total liabilities	$6,028
Stockholder’s equity	$6,498

Plan of Operation for the next 12 months

Our cash balance is $5,304 as of April 30, 2018. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At April 30, 2018 the Company had $5,304 in cash and there were outstanding liabilities of $6,028. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Quest Management Inc.
Registrant

Date June 19, 2018	By:	/s/ Dmitrij Ozolins
Dmitrij Ozolins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

