Form 10-K/A
period 2017-10-31
Quest Management Inc
filed 2018-07-02
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 2, 2018, the registrant had 61,055,120 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of July 2, 2018.

Explanatory Note:

This amendment is being filed to update the audited financial statements for the years ended October 31, 2017 and 2016 to correct the number of issued and outstanding shares of the Company’s Common Stock. No other changes have been made to the Form 10-K as filed on February 13, 2018.

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

Since 75% of our shares of common stock are owned by our officer and director other stockholders may not be able to influence control of the company or decision making by management of the company, and as such, our officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our officer and director beneficially owns approximately 75% of our outstanding common stock. His interests may not be, at all times, the same as that of our other shareholders. Our officer and director is not simply passive investor but is also executive officer of the Company, and as such his interest as executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duties as officer or as member of the Company’s board of directors. Also, our officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

Our Articles of Incorporation authorize the issuance of 750,000,000 shares of common stock. As of the date of this report, the Company had 61,055,120 shares of common stock outstanding. Accordingly, we may issue up to an additional 688,944,880 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders

As of October 31, 2017, the Company had 61,055,120 shares of our common stock issued and outstanding held by 36 holders of record.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quest Management Inc.

We have audited the accompanying balance sheets of Quest Management Inc. ("the Company") as of October 31, 2017 and 2016, the related statements of operations, stockholder's equity, and cash flows for each of the years then ended and for the period from October 12, 2014 (inception) through October 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended and for the period October 12, 2014 (inception) through October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, adjustments were applied to restate the previously issued 2016 financial statements for the correction of a misstatement in the respective period. We also audited these adjustments. In our opinion, such adjustments are appropriate and have been properly applied.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Date: February 05, 2018

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet (Audited)

		(Restated)
	As at October 31, 2017	As at October 31, 2016

ASSETS

Current Assets
Cash	$1,640	$301

Total Current Assets	1,640	301

Fixed Assets
Property (Net)	7,321	7,519

Total Fixed Assets	7,321	7,519

Total Assets	$8,961	$7,820

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	-
Promissory Note Payable	1,605	16,605
Accrued Interest (Promissory Note Payable)	325	277
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	5,996	20,948

Stockholders' Equity
Common stock, ($0.001 par value, 750,000,000 shares authorized; 61,055,120 and 55,120 shares issued and outstanding as of October 31, 2017 and 2016	$20,000	$5,000
Additional Paid-In Capital	39,000	39,000
Net profit/(loss) accumulated during development stage	(56,034)	(57,127)

Total Stockholders' Equity	2,966	(13,127)
Total Liabilities & Stockholders' Equity	$8,961	$7,820

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Audited)

			October 12, 2014
		(Restated)	(inception)
	Year Ended	Year Ended	through
	October 31, 2017	October 31, 2016	October 31, 2017

Revenues
Merchandise Sales	$44,009	$43,460	$235,133
Cost of Goods Sold	(37,268)	(36,908)	(200,200)

Gross Profit	6,741	6,552	34,933

Expenses
General and Administration	5,402	20,361	75,202
Interest Expense	48	277	325
Depreciation	198	198	594
Research & Development	-	-	14,846

Total Expenses	5,648	20,835	90,967

Net Income (Loss)	$1,093	$(14,283)	$(56,034)

Net Loss Per Basic and Dilited share	0.00	(0.00)

Weighted average number of Common Shares outstanding	61,055,120	55,120	56,034

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2017

				Profit (loss)
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

Balance, October 12, 2014	-	$-	$-	$-	$-

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	-	-	4,000

Net profit (loss), October 31, 2014				8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$-	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	-	40,000

Net profit (loss), October 31, 2015				(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Stock issued for services by director on February 1, 2016	500,000

Forward stock split 10 for 1 on February 22, 2016	49,500,000

Reverse stock split 1000 for 1 on October 7, 2016	(54,945,000)

Issuance in lieu of fractional shares from reverse split	120

Net profit (loss), October 31, 2016 (Restated)				(14,283)	(14,283)

Balance, October 31, 2016	55,120	$5,000	$39,000	$(57,127)	$(13,127)

Restricted stock issued to director on December 8, 2016	46,000,000

Convertible Promissory Note January, 2017	15,000,000	15,000			15,000

Net profit (loss), October 31, 2017				1,093	1,093

Balance, October 31, 2017	61,055,120	$20,000	$39,000	$(56,034)	$2,966

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

Note 8 - COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of October 31, 2017.

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

 The percentages below are calculated based on 61, 055,120 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dmitrij Ozolins (1) (2)
All directors and executive officers as a group (1 person)		46,045,000	75.0%

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

The following exhibits are included with this annual report:

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

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST MANAGEMENT INC.
(Registrant)

Dated: July 2, 2018	By:	/s/ Dmitrij Ozolins
	Name:	Dmitrij Ozolins
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

