Form 10-Q
period 2018-07-31
Quest Management Inc
filed 2020-02-12
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

797 South First Street

Fulton, NY 13069

(Address of principal executive offices, including zip code.)

(315) 701-1031
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company ☒	Emerging growth company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,055,120 shares as of February 7, 2020

QUEST MANAGEMENT INC.

July 31, 2018

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheets (Unaudited)

		(Audited)
	As at July 31, 2018	As at October 31, 2017

ASSETS

Current Assets
Cash	$5,332	$1,640

Total Current Assets	5,332	1,640

Fixed Assets
Property (Net)	7,173	7,321

Total Fixed Assets	7,173	7,321

Total Assets	$12,505	$8,961

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	—	—
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	373	325
Loan Payable - Related Party	4,066	4,066

Total Current Liabilities	6,044	5,996

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 61,055,120 shares issued and outstanding
as of July 31, 2018 and October 31, 2017	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(52,539)	(56,034)

Total Stockholders' Equity	6,461	2,966
Total Liabilities &
Stockholders' Equity	$12,505	$8,961

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					October 12, 2014
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017	July 31, 2018

Revenues

Merchandise Sales	$13,775	$9,168	$36,443	$30,668	$271,576
Cost of Goods Sold	(7,078)	(5,984)	(20,958)	(24,271)	(221,158)

Gross Profit	6,697	3,185	15,485	6,396	50,418

Expenses

General and Administration	6,669	—	11,794	14,619	86,996
Interest Expense	16	—	48	—	373
Depreciation	49	49	148	148	742
Research & Development	—	—	—	—	14,846

Total Expenses	6,735	49	11,990	14,767	102,957

Net Income (Loss)	$(38)	$3,135	$3,495	$(8,371)	$(52,539)

Net Loss Per Basic and
Diluted share	(0.00)	0.00	0.00	(0.00)

Weighted average number of Common Shares outstanding	61,055,120	61,055,120	61,055,120	61,055,120

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			October 12, 2014
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	July 31, 2018	July 31, 2017	July 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$3,460	$(8,371)	$(52,574)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:

Changes in operating assets and liabilities:
Accounts Payable	35	(5,000)	35
Accrued Interest - Promissory Note Payable	48	—	373
Promissory Note Payable	—	1,605	1,605
Loan Payable - Related Party	—	—	4,066

Net cash provided by (used in) operating activities	3,543	(11,766)	(46,495)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	—	—	(7,915)
Depreciation	148	148	742

Net cash provided by (used in) investing activities	148	148	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	15,000	59,000

Net cash provided by (used in) financing activities	—	—	59,000

Net increase (decrease) in cash	3,691	3,383	5,332
Cash at beginning of period	1,640	301	—

Cash at end of period	$5,332	$3,685	$5,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$—	$—	$—

Income Taxes	$—	$—	$—

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at July 31, 2018.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

For the three months ended July 31, 2018 the company recorded $49 in depreciation expense. From inception (October 12, 2014) through July 31, 2018 the company has recorded a total of $742 in depreciation expense.

Note 6

LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. The balance as of July 31, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

To date the Company has recorded $373 in accrued interest payable on the Note.

Note 8

COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of July 31, 2018.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

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

Federal	34%
State	5%
39%

The significant components of deferred tax assets and liabilities are as follows:

			FROM INCEPTION
	OCTOBER	OCTOBER	(OCTOBER 12, 2014)
	31,	31,	TO
	2017	2016	OCTOBER 31, 2017
Deferred tax assets
Net operating losses	$—	$(14,283)	$(56,034)
Deferred tax liability
Net deferred tax assets	$—	$5,570	$21,853
Less valuation allowance	$—	$(5,570)	$(21,853)
Deferred tax asset - net valuation allowance	$—	$—	$—

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

Note 10

RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000. On February 1, 2016, 500,000 shares were issued to our sole director for services. On December 8, 2016, 46,000,000 shares were issued to our sole director for services. The director currently holds 46,045,000 shares of our common stock.

The Director and President of the Company has loaned the company operating funds from time to time. The balance as of July 31, 2018 of $4,066 is being carried as a loan payable. The loan is non-interest bearing, unsecured and payable upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 11

LEGAL MATTERS

On December 2, 2019, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 2 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2018

Note 12

GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to July 31, 2018 with a net loss of $52,574. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 13

SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued on July 13, 2018 and the date of filing on February 7, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent event it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

Our total assets at July 31, 2018 were $12,505, which was comprised of $5,332 cash in the bank and $7,173 (net) in property.  We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. The remaining balance on the Note at July 31, 2018 is $1,605.

Our revenues for the three months ended July 31, 2018 and 2017 was $13,775 and $9,168, respectively. Our cost of goods sold for the three months ended July 31, 2018 and 2017 was $7,078 and $5,984 resulting in gross profit of $6,697 and $3,185, respectively. Our operating expenses for the three months ended July 31, 2018 and 2017 were $6,735 and $49 resulting in net income (loss) of $(38) and $3,135, respectively.

Our revenues for the nine months ended July 31, 2018 and 2017 was $36,443 and $30,668, respectively. Our cost of goods sold for the nine months ended July 31, 2018 and 2017 was $20,958 and $24,271 resulting in gross profit of $15,485 and $6,396, respectively. Our operating expenses for the nine months ended July, 2018 and 2017 were $11,990 and $14,767 resulting in net income (loss) of $3,495 and $(8,371), respectively.

As of July 31, 2018, there is a total of $4,066 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data: 7/31/2018

Cash	$5,332
Total assets	$12,505
Total liabilities	$6,044
Stockholder’s equity	$6,461

Plan of Operation for the next 12 months

Our cash balance is $5,332 as of July 31, 2018. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At July 31, 2018 the Company had $5,332 in cash and there were outstanding liabilities of $6,079. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Yamilka Veras, our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of Yamilka Veras, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018 and as of the date of filing on February 7, 2020.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 2, 2019, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 6 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian is now in the process of meeting all of the requirements set forth in the Court Order and filing a motion to terminate its services.  Upon granting the motion, the Court will issue an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian.

There were no other legal proceedings threatened or otherwise.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

Quest Management Inc.

Registrant

Date: February 11, 2020

By /s/ Yamilka Veras

Yamilka Veras

(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)