Form 10-K
period 2018-10-31
Quest Management Inc
filed 2020-03-27
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0450509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

797 South First Street

Fulton, NY 13069

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (315) 701-1031

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of October 31, 2018, the registrant had 61,055,120 shares of common stock issued and outstanding. As of the date of this filing, March 27, 2020, the registrant had 261,055,120 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

QUEST MANAGEMENT INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21
	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22

	SIGNATURES	23

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

ITEM 1. BUSINESS

General

We have generated $271,576 in revenues to date, and our accumulated profit (loss) as of October 31, 2018 is $(65,494). We currently have no business operations as of October 31, 2018. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company’s office is located at 797 South First Street, Fulton, NY 13069. Our telephone number is (315) 701-1031.

We are in the early stages of developing our business. We received the initial equity funding of $4,000 from a previous sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share. In March 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

On February 1, 2016, 500,000 shares were issued to the previous sole director for services.

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

On December 8, 2016, 46,000,000 shares were issued to the previous sole director for services.

During the month of January 2017, the Holders of a Promissory Note provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and sole director and completing the write up of our business plan.

Our financial statements from inception on October 12, 2014, through October 31, 2018, report $271,576 in revenues and a net profit (loss) of $(65,494). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Business

From October 12, 2014- July 31,2018, Quest Management was in the early stages of developing our business, which is to develop marketing channels to distribute third-party fitness equipment to wholesale markets in the US. Fitness equipment would be any apparatus or device used during physical activity to enhance the strength or conditioning effects of that exercise by providing either fixed or adjustable amounts of resistance or to otherwise enhance the experience or outcome of an exercise routine. As of October 31, 2018, there are no business operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Yamilka Veras, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales are being made by our President and commissioned independent salespeople.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

 Offices

The Company’s principal offices are located at: 797 South First Street, Fulton, NY 13069.

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

In their audit report for the year ended October 31, 2018, our independent registered public accounting firm stated that our financial statements were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (October 12, 2014) to October 31, 2018, we generated a net profit (loss) of $(65,494). We will need to continue to generate significant revenue in order to achieve profitability but there is no guarantee we will be able to do so. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have a limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on October 12, 2014 and to date, have been involved primarily in organizational activities, obtaining financing and limited sales. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which sells third-party fitness equipment products through the Internet. As of our year ended October 31, 2018, we had a net profit (loss) of $(65,494). Internet-based wholesale distribution companies selling products of third parties often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our activities, or if initially successful, in thereafter generating enough operating revenues to achieve profitable operations.

 We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is the sole officer and director of our company. We depend entirely on Yamilka Veras for all of our operations. The loss of Ms. Veras would have a substantial negative effect on our company and may cause our business to fail. Ms. Veras has not been compensated for his services since our inception, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Ms. Veras’ services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreement with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

We have generated $271,576 in revenues, however as of October 31, 2018, the Company has ceased business operations. While we have plans for marketing our fitness equipment, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to sell fitness equipment will gain wide acceptance in its target market or that we will be able to effectively market our services and third-party fitness equipment items. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our President, Yamilka Veras , to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective website to sell fitness equipment products. Prospective customers will be less likely to purchase fitness equipment products through our website than a competitor’s because we have no prior experience in our industry.

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

We are no longer an “emerging growth company,” and we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

Since our officer and director has the ability to be employed by or consult for other companies, his other activities could slow down our operations.

Our officer and director is not required to work exclusively for us and he does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his other interests. His other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that Yamilka Veras, our President, will devote between 5 and 10 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch if our operations increase. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our officer and director.

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

Our officer and director lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Ms. Veras has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

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

ITEM 2. PROPERTIES.

The Company’s principal offices are located at: 797 South First Street, Fulton, NY 13069.

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

Transfer agent

We have retained Empire Stock Transfer Inc. to serve as transfer agent for shares of our common stock.

Holders

As of October 31, 2018, the Company had 61,055,120 shares of our common stock issued and outstanding held by 36 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets at October 31, 2018 were $0, which was comprised of $0 cash in the bank and $0 in property.  We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On February 1, 2016, 500,000 shares were issued to our previous sole director for services.

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

On December 8, 2016, 46,000,000 shares were issued to our previous sole director for services.

In 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest.

As of October 31, 2018, the loan payable owed by the company to its previous officer and director for expenses that was paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, after the Board approval, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

Our sales revenue for the year ended October 31, 2018 was $36,443. Our cost of goods sold for the year ended October 31, 2018 was $20,958 resulting in a gross profit of $15,485. Our operating expenses for the year ended October 31, 2018 were $29,011, other income as a result of gain on impairment of note payable of $ 4,066 resulted in a net income (loss) of $9,460.

In comparison, our sales revenue for the year ended October 31, 2017 was $44,009. Our cost of goods sold for the year ended October 31, 2017 was $37,268 resulting in a gross profit of $6,741. Our operating expenses for the year ended October 31, 2017 were $5,648 resulting in a net income (loss) of $ 1093.

Our sales revenue from inception through October 31, 2018 was $271,576. Our cost of goods sold for the same period was $221,158 resulting in a gross profit of $50,418. Our operating expenses for the same period were $119,978, other income $ 4,066 resulting in a net income (loss) of $(65,494), a net gain (loss) of $(.01) per share.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2018

Cash	$0
Total assets	$0
Total liabilities	$6,494
Stockholder’s equity	$(6,494)

 Liquidity and Capital Resources

At October 31, 2017 the Company had $1,640 in cash and there were outstanding liabilities of $5,996.

At October 31, 2018 the Company had $0 in cash and there were outstanding liabilities of $6,494.

In 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest.

As of October 31, 2018, the loan payable owed by the company to its previous officer and director for expenses that was paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, after the Board’ approval, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $271,576 in sales revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2018.

CASH

There was $0 in cash as of October 31, 2018.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Zia Masood Kiani & Co. CHARTERED ACCOUNTANTS	1st Floor, Plaza I-H, Alkher Arcade, Abu Bakar Market, Street 8, G 11/1, Islamabad - Pakistan T: +92 (51) 2308271-2 E: info@thezmk.com W: thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Quest Management Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quest Management Inc. ("the Company") as of October 31, 2018, and 2017, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended October 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2018 with a net loss of $65,494. As of October 31, 2018, Company had working capital deficit of $ 6,494. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

F-1

Zia Masood Kiani & Co. CHARTERED ACCOUNTANTS	1st Floor, Plaza I-H, Alkher Arcade, Abu Bakar Market, Street 8, G 11/1, Islamabad - Pakistan T: +92 (51) 2308271-2 E: info@thezmk.com W: thezmk.com

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

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2017.

Islamabad, Pakistan

Date: March 23, 2020

F-2

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet (Audited)

	As at October 31, 2018	As at October 31, 2017
ASSETS

Current Assets
Cash	$—	$1,640

Total Current Assets	—	1,640

Fixed Assets
Property (Net)	—	7,321

Total Fixed Assets	—	7,321

Total Assets	$—	$8,961

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	4,500	—
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	389	325
Loan Payable - Related Party	—	4,066

Total Current Liabilities	6,494	5,996

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 61,055,120 shares issued and outstanding
as of October 31, 2018 and October 31, 2017	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(65,494)	(56,034)

Total Stockholders' Equity	(6,494)	2,966
Total Liabilities &
Stockholders' Equity	$—	$8,961

The accompanying notes are an integral part of these audited financial statements.

F-3

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Audited)

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2018	October 31, 2017	October 31, 2018

Revenues

Merchandise Sales	$36,443	$44,009	$271,576
Cost of Goods Sold	(20,958)	(37,268)	(221,158)

Gross Profit	15,485	6,741	50,418

Expenses

General and Administration	16,294	5,402	91,496
Impairment Expense	12,505	—	12,505
Interest Expense	64	48	389
Depreciation	148	198	742
Research & Development	—	—	14,846

Total Expenses	(29,011)	(5,648)	(119,978)

Other Income
Gain on Impairment of Note Payable	4,066	—	4,066

Net Income (Loss)	$(9,460)	$1,093	$(65,494)

Net Loss Per Basic and
Diluted share	(0.00)	0.00

Weighted average number of Common Shares outstanding	61,055,120	61,055,120

The accompanying notes are an integral part of these audited financial statements.

F-4

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2018

				Profit (loss)
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 12, 2014	—	$—	$—	$— #	$—

Stock issued for cash on October 17, 2014
@ $0.001 per share	4,000,000	4,000	—	—	4,000

Net profit (loss), October 31, 2014	—	—	—	8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$—	$8,097	$12,097

Stock issued for cash during March 2015
@ $0.04 per share	1,000,000	1,000	39,000	—	40,000

Net profit (loss), October 31, 2015	—	—	—	(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Stock issued for services by director February 1, 2016	500,000	—	—	—	—

Forward stock split 10 for 1 February 22, 2016	49,500,000	—		—	—

Reverse stock split 1000 for 1 October 7, 2016	(54,945,000)	—	—	—	—
Issuance in lieu of fractional shares from reverse split	120	—	—		—

Net profit (loss), October 31, 2016 (Restated)	—	—	—	(14,283)	(14,283)

Balance, October 31, 2016	55,120	$5,000	$39,000	$(57,127)#	$(13,127)

Restricted stock issued to director December 8, 2016	46,000,000	—	—	—	—

Convertible Promissory Note January, 2017	15,000,000	15,000	—	—	15,000

Net profit (loss), October 31, 2017	—	—		1,093	1,093

Balance, October 31, 2017	61,055,120	$20,000	$39,000	(56,034)	$2,966 #

Net profit (loss), October 31, 2018	—	—	—	(9,460)	(9,460)

Balance, October 31, 2018	61,055,120	$20,000	$39,000	$(65,494)	$(6,494)

The accompanying notes are an integral part of these audited financial statements.
F-5

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Audited)
			October 12, 2014
	For the Year Ended	For the Year Ended	(inception) through
	October 31, 2018	October 31, 2017	October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(9,460)	$1,093	$(65,494)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Loss on Impairment	7,173	—	7,173
Changes in operating assets and liabilities:
Accounts Payable	4,500	—	4,500
Accrued Interest - Promissory Note Payable	64	48	389
Promissory Note Payable	—	(15,000)	1,605
Loan Payable - Related Party	(4,066)	—	—

Net cash provided by (used in) operating activities	(1,788)	(13,859)	(51,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	—	—	(7,915)
Depreciation	148	198	742

Net cash provided by (used in) investing activities	148	198	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	15,000	59,000

Net cash provided by (used in) financing activities	—	15,000	59,000

Net increase (decrease) in cash	(1,640)	1,339	—
Cash at beginning of period	1,640	301	—

			—
Cash at end of period	$—	$1,640	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$—	$—	$—

Income Taxes	$—	$—	$—

The Company had a Loss on Impairment - bank asset	$5,332	$—	$5,332
The Company had a Loss on Impairment - property	$7,173	$—	$7,173
The Company had an Gain on Impairment - note payable	$4,066	$—	$4,066
The accompanying notes are an integral part of these audited financial statements.
F-6

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

2.2 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

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

OCTOBER 31, 2018

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2018.

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

OCTOBER 31, 2018

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

On October 30, 2014, the Company purchased our principal executive offices at 1 Kalnu iela, Malta, LV-4630 Latvia, for $7,915. As of October 31, 2018, an impairment has been taken, valuing this asset at $0. The current executive offices are provided without cost, located at: 797 South First Street Fulton, NY 13069.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 40 years.

For the year ended October 31, 2018 the company recorded $148 in depreciation expense. From inception (October 12, 2014) through October 31, 2018 the company has recorded a total of $742 in depreciation expense.

Note 6 - LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. As of October 31, 2018, the loan payable owed by the company to its officer and director for expenses that was paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

Note 7 - PROMISSORY NOTE PAYABLE

As on May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

Note 8 - COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of the years ended October 31, 2017 and October 31, 2018.

On October 17, 2014, 4,000,000 shares were issued to our previous sole director for $4,000.

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

On February 1, 2016, 500,000 shares were issued to our previous sole director for services.

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

On December 8, 2016, 46,000,000 shares were issued to our previous sole director for services.

During the month of January 2017, the Holders of a Promissory Note (see Note 7) provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

There was no income tax expense for the years ended October 31, 2018 and 2017. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at October 31, 2018 are as follows:

The significant components of deferred tax assets and liabilities are as follows:

	OCTOBER 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO OCTOBER 31,
	2018	2017	2018
Deferred tax assets
Net operating losses	$(9,460)	$—	$(65,494)

Deferred tax liability
Net deferred tax assets	$1,987	$—	$13,754
Less valuation allowance	$(1,987)	$—	$(13,754)
Deferred tax asset - net valuation allowance	$—	$—	$—

F-11

\

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

Note 10 - RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000. On February 1, 2016, 500,000 shares were issued to our sole director for services. On December 8, 2016, 46,000,000 shares were issued to our sole director for services. The director currently holds 46,045,000 shares of our common stock.

A Director and President of the Company has loaned the company operating funds from time to time. As of October 31, 2018, the loan payable owed by the company to its officer and director for expenses that was paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

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

Note 12 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2018 with a net loss of $65,494. As of October 31, 2018, Company had working capital deficit of $6,494. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

OCTOBER 31, 2018

Note 13 - SUBSEQUENT EVENTS

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

On February 3, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Yamilka Veras as President, Director and Sole officer of the Company.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including Yamilka Veras, its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2018 and the date of this filing March 27, 2020, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

There is a lack of segregation of duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2018.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating.

ITEM 9B. OTHER INFORMATION.

None.
16

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2018: Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Dmitrij Ozolins(*)	40	President, Treasurer, Secretary and Director

(*) On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.

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

YAMILKA GENAO VERAS

Yamilka Genao Veras, 23, is President, Treasurer, Secretary and Director of Quest Management, Inc. Ms. Veras was elected to all posts in February, 2020 and at the date of this filing. She is a graduate of Radio Fonica Santa Maria School in San Cristobal, Dominican Republic.

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

 SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees, other than our sole officer and director, Yamilka Veras.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2014 - 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dmitrij Ozolins ;	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director (1)(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.
(2)	On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2018, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal years ended October 31, 2017 and October 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dmitrij Ozolins (1)(2)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.
(2)	On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2018:

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

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dmitrij Ozolins (1) (2)(3)
All directors and executive officers as a group (1 person)		46,045,000	75.0%

________________

(1) c/o Quest Management Inc., 1 Kalnu iela, Malta, LV-4630 Latvia ..

(2) Appointed President, Treasurer, Secretary and Director October 12, 2014.

(3) On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.

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

As of July 31, 2018, there is a loan payable to Mr. Ozolins for $4,066. As of October 31, 2018, the loan payable owed by the company to its officer and director for expenses that was paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand, as of October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2018, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: March 27, 2020	By:	/s/ Yamilka Veras
	Name:	Yamilka Veras
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

