Form 10-K
period 2019-10-31
Quest Management Inc
filed 2020-05-12
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of October 31, 2019, the registrant had 61,055,120 shares of common stock issued and outstanding. As of the date of this filing, May 12, 2020, the registrant had 261,055,120 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUEST MANAGEMENT INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23

	SIGNATURES	24

EXHIBIT 31	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

EXHIBIT 32	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

ITEM 1. BUSINESS

General

We have generated $271,576 in revenues to date, and our accumulated profit (loss) as of October 31, 2019 is $(70,258). We currently have no business operations as of October 31, 2019. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company’s office is located at 797 South First Street, Fulton, NY 13069. Our telephone number is (315) 701-1031.

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

Our financial statements from inception on October 12, 2014, through October 31, 2019, report $271,576 in revenues and a net profit (loss) of $(70,258). Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Business

From October 12, 2014- July 31,2018, Quest Management was in the early stages of developing our business, which is to develop marketing channels to distribute third-party fitness equipment to wholesale markets in the US. Fitness equipment would be any apparatus or device used during physical activity to enhance the strength or conditioning effects of that exercise by providing either fixed or adjustable amounts of resistance or to otherwise enhance the experience or outcome of an exercise routine. As of the year ended October 31, 2019 , the Company has had no revenues or business operations.

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

In their audit report for the year ended October 31, 2019, our independent registered public accounting firm stated that our financial statements were prepared assuming the company will continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business. For the period from inception (October 12, 2014) to October 31, 2019, we generated a net profit (loss) of $(70,258). We will need to continue to generate significant revenue in order to achieve profitability but there is no guarantee we will be able to do so. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have a limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on October 12, 2014 and to date, have been involved primarily in organizational activities, obtaining financing and limited sales. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which sells third-party fitness equipment products through the Internet. As of our year ended October 31, 2019, we had a net profit (loss) of $(70,258). In the year ended October 31, 2019, we generated no revenue or business operations. There is a substantial risk that we will not be successful in our continued activities, or if initially successful, in thereafter generating enough operating revenues to achieve profitable operations.

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

We have generated $271,576 in revenues, however as of October 31, 2019, the Company has ceased business operations. While we had previous plans for marketing our fitness equipment, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to sell fitness equipment will gain wide acceptance in its target market or that we will be able to effectively market our services and third-party fitness equipment items. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our President, Yamilka Veras , to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective website to sell fitness equipment products. Prospective customers will be less likely to purchase fitness equipment products through our website than a competitor’s because we have no prior experience in our industry.

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

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations.

The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is highly likely that our company will have issues relating to the current situation that need to be considered by management. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

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

 In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three prior years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

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

Holders

As of October 31, 2019, the Company had 61,055,120 shares of our common stock issued and outstanding held by 36 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets for the prior year ended October 31, 2018 were $0.  Our total assets for the current year ended October 31, 2019 were $0. We currently anticipate that our legal and accounting fees and general office expenses over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $7,000 per year.

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

On May 13, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended, October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest. As of the current year October 31, 2019, there is $1,605 remaining in principal on this notes and $453 in accrued interest.

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

On October 31, 2018, the loan payable owed by the company to its previous officer and director for expenses that were paid on behalf of the company, was adjusted to a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, after the Board approval, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

In the current year ended October 31, 2019, our sales revenue was $0. Our cost of goods sold for the year ended October 31, 2019 was $0 resulting in a gross profit of $0. Our operating expenses for the year ended October 31, 2019 were $4,764, resulting in a net income (loss) of $4,764.

In comparison, our sales revenue for the year ended October 31, 2018 was $36,443. Our cost of goods sold for the year ended October 31, 2018 was $20,958 resulting in a gross profit of $15,485. Our operating expenses for the year ended October 31, 2018 were $29,011, other income as a result of gain on impairment of note payable of $ 4,066 resulted in a net income (loss) of $9,460.

The following tables provide selected financial data about our Company for the period from the date of incorporation through October 31, 2019. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2019

Cash	$0
Total assets	$0
Total liabilities	$11,258
Stockholder’s equity	$(11,258)

Plan of Operation for the next 12 months

Our cash balance is $0 as of October 31, 2019. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

At October 31, 2019 the Company had $0 in cash and there were outstanding liabilities of $11,258.

On May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest. As of the current year October 31, 2019, there is $1,605 remaining in principal on this notes and $453 in accrued interest.

On October 31, 2018, a loan payable owed by the company to its previous officer and director for expenses that were paid on behalf of the company, was adjusted a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, after the Board’ approval, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $271,576 in sales revenue. For the year ended October 31, 2019, we have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2019.

CASH

There was $0 in cash as of the year ended October 31, 2019 and the prior year ended October 31, 2018.

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

PROPERTY

Property is stated at historical cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and any accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income or expense.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quest Management Inc. ("the Company") as of October 31, 2019, and 2018, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended October 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2019 with a net loss of $70,258. As of October 31, 2019, Company had working capital deficit of $ 11,258. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Islamabad, Pakistan

Date: May 11, 2020

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet (Audited)

	As at October 31, 2019	As at October 31, 2018

ASSETS

Current Assets
Cash	$—	$—

		—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	9,200	4,500
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	453	389

Total Current Liabilities	11,258	6,494

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 61,055,120 shares issued and outstanding
as of October 31, 2019 and October 31, 2018	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(70,258)	(65,494)

Total Stockholders' Equity	(11,258)	(6,494)
Total Liabilities &
Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these audited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Audited)

			October 12, 2014
			(inception)
	Year Ended	Year Ended	through
	October 31, 2019	October 31, 2018	October 31, 2019

Revenues

Merchandise Sales	$—	$36,443	$271,576
Cost of Goods Sold	—	(20,958)	(221,158)

Gross Profit	—	15,485	50,418

Expenses

General and Administration	4,700	16,294	96,196
Impairment Expense	—	12,505	12,505
Interest Expense	64	64	453
Depreciation	—	148	742
Research & Development	—	—	14,846

Total Expenses	4,764	29,011	124,742

Other Income
Gain on Impairment of Note Payable	—	4,066	4,066

Net Income (Loss)	$(4,764)	$(9,460)	$(70,258)

Net Loss Per Basic and
Diluted share	(0.00)	(0.00)

Weighted average number of Common Shares outstanding	61,055,120	61,055,120

The accompanying notes are an integral part of these audited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2019

				Profit (loss)
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 12, 2014	—	$—	$—	$—	$—

Stock issued for cash on October 17, 2014 @ $0.001 per share	4,000,000	4,000	—	—	4,000

Net profit (loss), October 31, 2014	—	—	—	8,097	8,097

Balance, October 31, 2014	4,000,000	$4,000	$—	$8,097	$12,097

Stock issued for cash during March 2015 @ $0.04 per share	1,000,000	1,000	39,000	—	40,000

Net profit (loss), October 31, 2015	—	—	—	(50,941)	(50,941)

Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(42,844)	$1,156

Stock issued for services by director February 1, 2016	500,000	—	—	—	—

Forward stock split 10 for 1 February 22, 2016	49,500,000	—		—	—

Reverse stock split 1000 for 1 October 7, 2016	(54,945,000)	—	—	—	—
Issuance in lieu of fractional shares from reverse split	120	—	—		—

Net profit (loss), October 31, 2016 (Restated)	—	—	—	(14,283)	(14,283)

Balance, October 31, 2016	55,120	$5,000	$39,000	$(57,127)	$(13,127)

The accompanying notes are an integral part of these audited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Audited)
From October 12, 2014 (Inception) through October 31, 2019

				Profit (loss)
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 31, 2016	55,120	$5,000	$39,000	$(57,127)	$(13,127)

Restricted stock issued to director December 8, 2016	46,000,000	—	—	—	—

Convertible Promissory Note January, 2017	15,000,000	15,000	—	—	15,000

Net profit (loss), October 31, 2017	—	—		1,093	1,093

Balance, October 31, 2017	61,055,120	$20,000	$39,000	(56,034)	$2,966

Net profit (loss), October 31, 2018	—	—	—	(9,460)	(9,460)

Balance, October 31, 2018	61,055,120	$20,000	$39,000	$(65,494)	$(6,494)

Net profit (loss), October 31, 2019	—	—	—	(4,764)	(4,764)

Balance, October 31, 2019	61,055,120	$20,000	$39,000	$(70,258)	$(11,258)

The accompanying notes are an integral part of these audited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Audited)

	For the Year Ended	For the Year Ended	October 12, 2014 (inception) through
	October 31, 2019	October 31, 2018	October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(4,764)	$(9,460)	$(70,258)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Loss on Impairment	—	7,173	7,173
Changes in operating assets and liabilities:
Accounts Payable	4,700	4,500	9,200
Accrued Interest - Promissory Note Payable	64	64	453
Promissory Note Payable	—	—	1,605
Loan Payable - Related Party	—	(4,066)	—

Net cash provided by (used in) operating activities	—	(1,788)	(51,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	—	—	(7,915)
Depreciation	—	148	742

Net cash provided by (used in) investing activities	—	148	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	—	59,000

Net cash provided by (used in) financing activities		—	59,000

Net increase (decrease) in cash	—	(1,640)	—
Cash at beginning of period	—	1,640	—

			—
Cash at end of period	$—	$—	$—

The accompanying notes are an integral part of these audited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Audited)

	For the Year Ended	For the Year Ended	October 12, 2014 (inception) through
	October 31, 2019	October 31, 2018	October 31, 2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$—	$—	$—

Income Taxes	$—	$—	$—

The Company had a Loss on Impairment - bank asset	$—	$5,332	$5,332
The Company had a Loss on Impairment - property	$—	$7,173	$7,173
The Company had an Gain on Impairment - note payable	$—	$4,066	$4,066

The accompanying notes are an integral part of these audited financial statements.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019

Note 1 - ORGANIZATION AND BASIS OF PREPARATION

Quest Management Inc. (the “Company”) is a for profit corporation established under the corporate laws of the State of Nevada on October 12, 2014.

The Company started in the development phase and is in the business of distributing fitness equipment to the wholesale market in the US. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise. As of our year ended October 31, 2019, we had a net profit (loss) of $(70,258). In the year ended October 31, 2019 we have generated no revenue or had any business operations.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

2.2 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2019.

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

OCTOBER 31, 2019

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2019.

2.8 Commitments and Contingencies

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

OCTOBER 31, 2019

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

On October 30, 2014, the Company purchased our principal executive offices at 1 Kalnu iela, Malta, LV-4630 Latvia, for $7,915. On October 31, 2018, an impairment has been taken, valuing this asset at $0. The current executive offices are provided without cost, located at: 797 South First Street Fulton, NY 13069.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 40 years.

For the prior year ended October 31, 2018 the company recorded $148 in depreciation expense. For the current year ended October 31, 2019, the company recorded $0 in depreciation expense. From inception (October 12, 2014) through October 31, 2019 the company has recorded a total of $742 in depreciation expense.

 Note 6 - LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. On October 31, 2018, the loan payable owed by the company to its officer and director for expenses that were paid on behalf of the company, has a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019

Note 7 - PROMISSORY NOTE PAYABLE

As on May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended, October 31, 2018, there is $1,605 remaining in principal on this note and $389 in accrued interest. As of the current year ended, October 31, 2019, there is $1,605 remaining in principal on this note and $453 in accrued interest.

Note 8 - COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of the years ended October 31, 2018 and October 31, 2019.

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

OCTOBER 31, 2019

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

There was no income tax expense for the years ended October 31, 2019 and October 31, 2018. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at October 31, 2019 and October 31, 2018 are as follows:

The significant components of deferred tax assets and liabilities are as follows:

	OCTOBER 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO OCTOBER 31,
	2019	2018	2019
Deferred tax assets
Net operating losses	$(4,764)	$(9,460)	$(70,258)

Deferred tax liability
Net deferred tax assets	$1,000	$1,987	$14,756
Less valuation allowance	$(1,000)	$(1,987)	$(14,756)
Deferred tax asset - net valuation allowance	$—	$—	$—

\

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2019 with a net loss of $70,258. As of October 31, 2019, Company had working capital deficit of $11,258. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

QUEST DEVELOPMENT INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including Yamilka Veras, its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2019 and the date of this filing May 12, 2020, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2019 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2019.

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

ITEM 9B. OTHER INFORMATION.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2019: Our executive officer’s and director’s and their respective ages are as follows:

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

YAMILKA GENAO VERAS

Yamilka Genao Veras, 23, is President, Treasurer, Secretary and Director of Quest Management, Inc. Ms. Veras was elected to all posts in February 2020 and at the date of this filing. She is a graduate of Radio Fonica Santa Maria School in San Cristobal, Dominican Republic.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2014 - 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dmitrij Ozolins ;	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director (1)(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Secretary, Treasurer and Director October 12, 2014.
(2)	On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2019, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2019:

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

The following table sets forth director compensation as of October 31, 2019:

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

As of July 31, 2018, there is a loan payable to Mr. Ozolins for $4,066. On October 31, 2018, the loan payable owed by the company to its officer and director for expenses that were paid on behalf of the company, was adjusted to a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand. On October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2018, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2019, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: May 12, 2020	By:	/s/ Yamilka Veras
	Name:	Yamilka Veras
	Title:	President, Secretary and Treasurer
(principal executive officer and principal financial officer and principal accounting officer)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quest Management Inc.

We hereby consent to the incorporation of our report dated May 11, 2020 relating to our audit of the balance sheets of Quest Management Inc. as of October 31, 2019 and 2018, the related statements of operations, stockholder's equity, and cash flows for each year then ended included in the Annual Report of Quest Management Inc. on Form 10-K for the year ended October 31, 2019.

/s/Zia Masood Kiani & Co.

(Chartered Accountants)

Islamabad, Pakistan