Form 10-Q
period 2020-01-31
Quest Management Inc
filed 2020-05-28
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,055,120 shares as of January 31, 2020 and 261,055,120 as of the date of this filing May 28, 2020.

QUEST MANAGEMENT INC.

January 31, 2020

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	(Unaudited)	(Audited)
	As at January 31, 2020	As at October 31, 2019

ASSETS

Current Assets

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	11,747	9,200
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	469	453

Total Current Liabilities	13,821	11,258

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 61,055,120 shares issued and outstanding
as of January 31, 2020 and October 31, 2019	$20,000	$20,000
Additional Paid-In Capital	39,000	39,000
Net profit/ (loss) accumulated during development stage	(72,821)	(70,258)

Total Stockholders' Equity	(13,821)	(11,258)
Total Liabilities &
Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

			October 12, 2014
			(inception)
	Three Months Ended	Three Months Ended	through
	January 31, 2020	January 31, 2019	January 31, 2020

Revenues

Merchandise Sales	$—	$—	$271,576
Cost of Goods Sold	—	—	(221,158)

Gross Profit	—	—	50,418

Expenses

General and Administration	2,547	—	98,743
Impairment Expense	—	—	12,505
Interest Expense	16	16	469
Depreciation	—	—	742
Research & Development	—	—	14,846

Total Expenses	2,563	16	127,305

Other Income
Gain on Impairment of Note Payable	—	—	4,066

Net Income (Loss)	$(2,563)	$(16)	$(72,821)

Net Loss Per Basic and
Diluted share	(0.00)	(0.00)

Weighted average number of Common Shares outstanding	61,055,120	61,055,120

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended	October 12, 2014 (inception) through
	January 31, 2020	January 31, 2019	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(2,563)	$(16)	$(72,821)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Loss on Impairment	—	—	7,173
Changes in operating assets and liabilities:
Accounts Payable	2,547	—	11,747
Accrued Interest - Promissory Note Payable	16	16	469
Promissory Note Payable	—	—	1,605
Loan Payable - Related Party	—	—	—

Net cash provided by (used in) operating activities	—	—	(51,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	—	—	(7,915)
Depreciation	—	—	742

Net cash provided by (used in) investing activities	—	—	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	—	59,000

Net cash provided by (used in) financing activities		—	59,000

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

			—
Cash at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$—	$—	$—

Income Taxes	$—	$—	$—

The Company had a Loss on Impairment - bank asset	$—	$5,332	$5,332
The Company had a Loss on Impairment - property	$—	$7,173	$7,173
The Company had an Gain on Impairment - note payable	$—	$4,066	$4,066

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2020.

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

JANUARY 31, 2020

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at January 31, 2020.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

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

JANUARY 31, 2020

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

From inception (October 12, 2014) through October 31, 2019 the company recorded a total of $742 in depreciation expense. This property now has a $0 value after impairment on October 31, 2018. For the three months ended January 31, 2020, the company has $0 in depreciation expense.

Note 6

LOAN PAYABLE - RELATED PARTY

The Director and President of the Company has loaned the company for operations from time to time on need basis. A previous loan in the amount of $ 4,066 was non-interest bearing, unsecured and payable upon demand. As of the year ended, October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0. The balance as of January 31, 2020 is $0.

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

To date the Company has recorded $469 in accrued interest payable on the Note.

Note 8

COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of January 31, 2020.

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

JANUARY 31, 2020

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

There was no income tax expense as of January 31, 2020 and October 31, 2019. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at January 31, 2020 and October 31, 2019 are as follows:

	JANUARY 31,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO JANUARY 31, 2020
	2020	2019
Deferred tax assets
Net operating losses	$(2,563)	$(4,764)	$(72,821)
Deferred tax liability
Net deferred tax assets	$538	$1,000	$15,292
Less valuation allowance	$(538)	$(1,000)	$(15,292)
Deferred tax asset - net valuation allowance	$—	$—	$—

Note 10

RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to the sole director for $4,000. On February 1, 2016, 500,000 shares were issued to the sole director for services. On December 8, 2016, 46,000,000 shares were issued to the sole director for services. As of January 31, 2020, a previous sole director of the Company currently holds 46,045,000 shares of our common stock.

The Director and President of the Company has loaned the company for operations from time to time on need basis. A previous loan in the amount of $ 4,066 was non-interest bearing, unsecured and payable upon demand. As of the year ended, October 31, 2018, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0. The balance as of January 31, 2020 is $0.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

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

The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2020 with a net loss of $72,821. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

Note 13

SUBSEQUENT EVENTS

On February 3, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Yamilka Veras as President, Director and Sole officer of the Company.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party.

On May 13, 2020, $9,735 in debt owed by the Company was paid or assumed by a Related Party. This amount is non-interest bearing and due to the Custodian of the Company as a Related Party Payable.

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

Results of Operations

Our total assets at January 31, 2020 were $0. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $5,000 per year.

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

On May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of January 31, 2020, there is $1,605 remaining in principal on this note and $469 in accrued interest.

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

Our revenues for the three months ended January 31, 2020 and 2019 were $0 for both periods, respectively. Our cost of goods sold for the three months ended January 31, 2020 and 2019 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended January 31, 2020 and 2019 were $2,563 and $16 resulting in net income (loss) of $(2,563) and $(16), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2020. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2020
Cash	$0
Total assets	$0
Total liabilities	$13,821
Stockholder’s equity	$(13,821)

Plan of Operation for the next 12 months

Our cash balance is $0 as of January 31, 2020. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At January 31, 2020 the Company had $0 in cash and there were outstanding liabilities of $13,821. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but she has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of Yamilka Veras, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020 and as of the date of filing on May 28, 2020.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

ITEM II. OTHER INFORMATION

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: May 28, 2020	By:	/s/ Yamilka Veras
Yamilka Veras
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)