Form 10-Q
period 2020-04-30
Quest Management Inc
filed 2020-08-11
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

Commission file number 333-201215

QUEST MANAGEMENT INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

797 South First Street

Fulton, NY 13069

(Address of principal executive offices, including zip code.)

(315) 701-1031
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ES [X] NO[ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of August 6, 2020.

QUEST MANAGEMENT INC.

April 30, 2020

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT INC.
(A Development Stage Company)
Balance Sheet

	(Unaudited)	(Audited)
	As at April 30, 2020	As at October 31, 2019

ASSETS

Current Assets

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	16,485	9,200
Promissory Note Payable	1,605	1,605
Accrued Interest (Promissory Note Payable)	485	453

Total Current Liabilities	18,575	11,258

Stockholders' Equity

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 261,055,120 shares issued and outstanding
as of April 30, 2020 and 61,055,120 shares issued
and outstanding as of October 31, 2019	$220,000	$20,000
Additional Paid-In Capital	(156,855)	39,000
Net profit/ (loss) accumulated during development stage	(81,720)	(70,258)

Total Stockholders' Equity	(18,575)	(11,258)
Total Liabilities &
Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Operations (Unaudited)

					October 12, 2014 (inception) through April 30, 2020

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenues

Merchandise Sales	$—	$—	$—	—	271,576
Cost of Goods Sold	—	—	—	—	(221,158)
Gross Profit	—	—	—	—	50,418

Expenses

General and Administration	8,883	—	11,430	—	107,626
Impairment Expense	—	—	—	—	12,505
Interest Expense	16	16	32	32	485
Depreciation	—	—	—	—	742
Research & Development	—	—	—	—	14,846

Total Expenses	8,899	16	11,462	32	136,204

Other Income
Gain on Impairment of Note Payable	—	—	—	—	4,066

Net Income (Loss)	$(8,899)	$(16)	$(11,462)	(32)	(81,720)

Net Loss Per Basic and
Diluted share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of Common Shares outstanding	261,055,120	61,055,120	261,055,120	61,055,120

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
			October 12, 2014
	Six Months Ended	Six Months Ended	(inception) through
	April 30, 2020	April 30, 2019	April 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(11,462)	(32)	$(81,720)
Adjustments to reconcile net loss to net cash
provided by / (used in) operating activities:
Debt Conversion for Common Stock	4,145		4,145
Loss on Impairment	—	—	7,173
Changes in operating assets and liabilities:
Accounts Payable	7,285	—	16,485
Accrued Interest - Promissory Note Payable	32	32	485
Promissory Note Payable	—	—	1,605
Loan Payable - Related Party	—	—	—
Net cash provided by (used in) operating activities	—	—	(51,827)

CASH FLOWS FROM INVESTING ACTIVITIES

Property	—	—	(7,915)
Depreciation	—	—	742
Net cash provided by (used in) investing activities	—	—	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	—	—	59,000
Net cash provided by (used in) financing activities	—	—	59,000

Net increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
The Company had a Loss on Impairment - bank asset	$—	$5,332	$5,332
The Company had a Loss on Impairment - property	$—	$7,173	$7,173
The Company had a Gain on Impairment - note payable	$—	$4,066	$4,066
The Company issued 200,000,000 shares of Common Shares, in exchange for debt	$4,145	$—	$4,145

The accompanying notes are an integral part of these unaudited financial statements.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

2.3 Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2020.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at April 30, 2020.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

Note 4

CONCENTRATIONS

Initial sales were concentrated with one client. Sales are made without collateral, and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

From inception (October 12, 2014) through October 31, 2019 the company recorded a total of $742 in depreciation expense. This property now has a $0 value after impairment on October 31, 2018. For the six months ended April 30, 2020, the company has $0 in depreciation expense.

Note 6

LOAN PAYABLE - RELATED PARTY

Directors and President of the Company has loaned the company for operations from time to time on need basis. Company former director and president loaned the company of $ 4,066 which was non-interest bearing, unsecured and payable upon demand. As of the year ended, October 31, 2018, the Company had taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0. The balance to this loan as of April 30, 2020 is $0.

As of April 30, 2020, loan amount of $10,206 is due to Custodian of the company. Amount is non-interest bearing, unsecured and is payable on demand.

Amount of $6,279 stands payable to company current director. Amount is non-interest bearing, unsecured and is payable on demand.

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

To date the Company has recorded $485 in accrued interest payable on the Note.

Note 8

COMMON STOCK AND ISSUANCE

The Company has authorized 750,000,000 common shares at $0.001 par value, of which 61,055,120 shares are issued and outstanding as of April 30, 2020.

On October 17, 2014, 4,000,000 shares were issued to our former sole director for $4,000.

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

On February 1, 2016, 500,000 shares were issued to our former sole director for services.

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

On December 8, 2016, 46,000,000 shares were issued to our former sole director for services.

During the month of January 2017, the Holders of a Promissory Note (see Note 7) provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party.

As of April 30, 2020, total shares outstanding are 261,055,120.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

There was no income tax expense as of April 30, 2020 and October 31, 2019. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at April 30, 2020 and October 31, 2019 are as follows:

	APRIL 30,	OCTOBER 31,	FROM INCEPTION (OCTOBER 12, 2014) TO APRIL 30, 2020
	2020	2019
Deferred tax assets
Net operating losses	$(11,462)	$(4,764)	$(81,720)
Deferred tax liability
Net deferred tax assets	$2,407	$1,000	$17,161
Less valuation allowance	$(2,407)	$(1,000)	$(17,161)
Deferred tax asset - net valuation allowance	$—	$—	$—

Note 10

RELATED PARTY TRANSACTIONS

On October 17, 2014, 4,000,000 shares of the Company’s common stock were issued to the sole director for $4,000. On February 1, 2016, 500,000 shares were issued to the sole director for services. On December 8, 2016, 46,000,000 shares were issued to the sole director for services. As of April 30, 2020, a previous sole director of the Company currently holds 46,045,000 shares of our common stock.

Company former director and president loaned the company of $ 4,066 which was non-interest bearing, unsecured and payable upon demand. As of the year ended, October 31, 2018, the Company had taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0. The balance to this loan as of April 30, 2020 is $0.

On February 3, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Yamilka Veras as President, Director and Sole officer of the Company.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party.

As of April 30, 2020 loan amount of $10,206 is due to Custodian of the company. Amount is non-interest bearing, unsecured and is payable on demand.

As of April 30, 2020 amount of $6,279 stands payable to company current director. Amount is non-interest bearing, unsecured and is payable on demand.

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

QUEST MANAGEMENT INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2020

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

The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2020 with a net loss of $81,720. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Note 13

SUBSEQUENT EVENTS

On June 3, 2020, Andrew Birnbaum, Friction & Heat, LLC, a Utah limited liability company (“F&H”), the Company entered into a certain Stock Purchase Agreement (the “SPA”) whereby Andrew Birnbaum acquired 200,000,000 restricted shares of the Company’s common stock from F&H in exchange for payment of a $400,000 promissory note to F&H. Following the execution of the SPA, a change of control of the Company occurred. Andrew Birnbaum is now the majority shareholder of the Company, owning 76.6% of the issued and outstanding shares of common stock.

On June 4, 2020, Yamilka Veras submitted his resignation as the Company’s sole officer and director. Mr. Veras’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. That same day Andrew Birnbaum was appointed as the Company’s sole officer and director.

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

Results of Operations

Our total assets at April 30, 2020 were $0. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $5,000 per year.

We received the initial equity funding of $4,000 from our former sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

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

On February 1, 2016, 500,000 shares were issued to our former sole director for services.

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

On May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of April 30, 2020, there is $1,605 remaining in principal on this note and $485 in accrued interest.

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

Our revenues for the three months ended April 30, 2020 and 2019 were $0 for both periods, respectively. Our cost of goods sold for the three months ended April 30, 2020 and 2019 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended April 30, 2020 and 2019 were $8,899 and $16 resulting in net income (loss) of $(8,899) and $(16), respectively.

Our revenues for the six months ended April 30, 2020 and 2019 were $0 for both periods, respectively. Our cost of goods sold for the six months ended April 30, 2020 and 2019 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the six months ended April 30, 2020 and 2019 were $11,462 and $32 resulting in net income (loss) of $(11,462) and $(32), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2020. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2020
Cash	$0
Total assets	$0
Total liabilities	$18,575
Stockholder’s equity	$(18,575)

Plan of Operation for the next 12 months

Our cash balance is $0 as of April 30, 2020. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At April 30, 2020 the Company had $0 in cash and there were outstanding liabilities of $18,575. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but she has no legal obligation to do so.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: August 10, 2020	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)