Form 10-Q/A
period 2020-04-30
Quest Management Inc
filed 2020-09-17
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

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

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: September 15, 2020	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)