Form 10-Q
period 2020-07-31
Quest Management Inc
filed 2021-02-10
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of February 5, 2021.

QUEST MANAGEMENT INC.

July 31, 2020

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

QUEST MANAGEMENT, INC.

Condensed Balance Sheets

July 31, 2020 and October 31, 2019

(Unaudited)

	July 31,	October 31,
	2020	2019
	(Restated)	(Restated)
ASSETS

Current Assets
Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$1,605	$1,605
Notes payable-Related party	11,105	—
Accounts payable and accrued expenses	14,994	9,653

Total Current Liabilities	27,704	11,258

Total Liabilities	27,704	11,258

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, no par value, 750,000,000 shares authorized; 261,055,120 and 61,055.120 issued and outstanding at July 31, 2020 and October 31, 2019	261,055	61,055
Additional paid-in capital	2,289,734	1,857,945
Accumulated (Deficit)	(2,578,493)	(1,930,258)
Total Stockholders' (Deficit)	(27,704)	(11,258)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
		(Restated)	(Restated)	(Restated)
Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating Expenses
General and administrative	9,112	2,250	20,542	2,250

Total operating expenses	9,112	2,250	20,542	2,250

(Loss) before other expenses	(9,112)	(2,250)	(20,542)	(2,250)

Other (expense)
Loss from debt conversion	—	—	(615,855)	—
Interest (expense)	(11,806)	(16)	(11,838)	(48)

Total other (expense)	(11,806)	(16)	(627,693)	(48)

(Loss) before income taxes	(20,918)	(2,266)	(648,235)	(2,298)
Income taxes	—	—	—	—

Net (loss)	$(20,918)	$(2,266)	$(648,235)	$(2,298)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	61,055,120	169,868,764	61,055,120

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Condensed Statements of Stockholders' Equity (Deficit)

For the Three and Nine Months ended July 31, 2020 and 2019

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance-November 1, 2018	61,055,120	$61,055	$1,857,945	$(1,925,494)	$(6,494)

Net(loss) for the three months ended January 31, 2019	—	—	—	(16)	(16)

Balance-January 31, 2019	61,055,120	61,055	1,857,945	(1,925,510)	(6,510)

Net (loss) for the three months ended April 30, 2019	—	—	—	(16)	(16)

Balance-April 30, 2019	61,055,120	61,055	1,857,945	(1,925,526)	(6,526)

Net (loss) for the three months ended July 31, 2019	—	—	—	(2,266)	(2,266)

Balance-July, 2019	61,055,120	$61,055	$1,857,945	$(1,927,792)	$(8,792)

Balance-November 1, 2019	61,055,120	$61,055	$1,857,945	$(1,930,258)	$(11,258)

Net (loss) for the three months ended January 31, 2020	—	—	—	(2,563)	(2,563)

Balance-January 31, 2020	61,055,120	61,055	1,857,945	(1,932,821)	(13,821)

Common stock issued for debt	200,000,000	200,000	420,000	—	620,000

Net (loss) for the three months ended April 30, 2020	—	—	—	(624,754)	(624,754)

Balance-April 30, 2020	261,055,120	261,055	2,277,945	(2,557,575)	(18,575)

Interest expense for conversion feature of note	—	—	11,789	—	11,789

Net (loss) for the three months ended July 31, 2020	—	—	—	(20,918)	(20,918)

Balance-July 31, 2020	261,055,120	$261,055	$2,289,734	$(2,578,493)	$(27,704)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended
	July 31,
	2020	2019
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(648,235)	$(2,298)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss from debt conversion	615,855	—
Interest expense for debt conversion feature	11,789	—
Common stock issued for product	—	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,341	2,298

Net cash (used) in operating activities	(15,250)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in common stock from debt conversion	4,145	—
Increase in notes payable-Related party	11,105	—

Net cash provided by financing activities	15,250	—

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

NOTE 1- Summary of History and Significant Accounting Policies

Nature of Operations

Quest Management, Inc. (“Quest” or the “Company”) was incorporated in the State of Nevada on October 12, 2014. Quest originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company is currently looking for acquisition candidates that would bring operations, profitability and cash flows to the Company.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended October 31, 2019, included in our Annual Report on Form 10-K for the year ended October 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions.  At times, such cash and investments may be in excess of the FDIC insurance limit.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Based Compensation which requires the measurement and recognition of compensation expense based on grant date fair values for all share-based awards made to third parties, employees and directors, including stock options. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

ASC 718 requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Upon the adoption of ASU 2018-07, the Company measures the fair value of equity instruments for non-employee payment awards on the grant date.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

Long-lived Assets

Long-lived assets are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which is five years.

Where an impairment of a property’s value is determined to be other than temporary, impairment for the estimated potential loss is recorded to adjust the property to its net realizable value.

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered to be impaired as of July 31, 2020 and October 31, 2019.

The Company applies the provisions of ASC 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360-10. ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company had no such intangibles at July 31, 2020 or October 31, 2019, and recorded no impairment losses during the nine months ended July 31, 2020 or 2019.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the sale of our exercise equipment by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue as each performance obligation is satisfied.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended July 31, 2020 and 2019 were $0.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

QUEST MANAGMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

Income Taxes

The Company accounts for income taxes under ASC 740-10-30, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of July 31, 2020 and October 31, 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained operating losses during the current year-to-date and may not achieve the level of profitable operations to sustain its activities.  These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company, it may be required to curtail its operations.

NOTE 3 – Property and Equipment

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

NOTE 4 – Notes Payable

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

At July 31, 2020, the Company has recorded $502 in accrued interest payable on the Note. The interest expense for the nine months ended July 31, 2020 and 2019 was $49 and $48

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

NOTE 5 – Note Payable-Related Party

Directors and President of the Company had loaned the company for operations from time to time on need basis. The Company’s former director and president loaned the company of $ 4,066 which was non-interest bearing, unsecured and payable upon demand. As of the year ended, October 31, 2018, the Company had taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0. The balance to this loan as of April 30, 2020 is $0.

As of July 31, 2020, loan amount of $11,105 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

These loans resulted in a beneficial payment feature of $11,790 which was recorded to interest expense upon issuance. These loans were for operating expenses of the Company, due upon demand and have no interest rate.

NOTE 6 – Income Taxes

The Company adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended July 31, 2020.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

The components of deferred income tax assets (liabilities) at July 31, 2020, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$2,578,493	21%	$541,484
Valuation allowance			(541,484)
Deferred tax asset			$—

Due to the passage of the “Tax Cuts and Jobs Act” on December 20, 2017 the rate of the U.S. Federal Income Tax dropped from 34% to 21%, which is a flat percentage tax rate used for the calculation of the deferred income tax assets.

The new law also changes the rules on NOL carry forward. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

NOTE 7 – Capital Changes

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party. The Company recorded a loss on the conversion of this debt in the amount of $615,855. The fair market value of the common stock was $.0031 on the date of the conversion.

NOTE 8 – Contingencies and Commitments

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments, respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

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

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

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

NOTE 9 – Related Party Transactions

On February 3, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Yamilka Veras as President, Director and Sole officer of the Company.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party. The Company incurred a loss of $615,855 from the debt conversion.

As of July 31, 2020 a loan amount of $11,105 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

NOTE 10 – Legal Matters

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

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

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

NOTE 12 – Restatement of Financial Statements

The Company’s management concluded that because of three separate transactions, as discussed in further detail below, the Company’s previously issued financial statements for all periods beginning with the years ended October 31, 2019, 2018 and 2017 and the quarters ended January 31, 2020, 2019, 2018, April 30, 2020, 2019, 2018 and July 31, 2019 and 2018 (collectively, the “Affected Periods”) should no longer be relied upon. As such the Company is restating in this report all the periods listed.

The first transaction was on February 1, 2016 the Company issued 500,000 shares of its common stock. Originally, no value was assigned to this issuance. The restatement for the year ended October 31, 2017 assigned a value of $20,000 to this transaction, or $.04 per share.

The second transaction was on December 8, 2016 the Company issued 46,000,000 shares of its common stock. Originally, no value was assigned to this issuance. The restatement for the year ended October 31, 2017 assigned a value of $1,840,000 to this transaction, or $.04 per share.

The third transaction was on February 6, 2020 the Company issued 200,000,000 shares of its common stock. Originally, the was recorded as a discount to additional paid-in capital. The restatement for the quarter ended April 30, 2020 was at $.0031 per share, or a charge to loss from conversion of debt in the amount of $615,885.

Impact of the Restatement
Year Ended October 31, 2019, 2018 and 2017
Quarters Ended April 30, 2020 and January 31, 2020
Quarters Ended July 31, April 30, and January 31, 2019, 2018

	As of October 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$1,640		$1,640
Total current assets	1,640		1,640
Fixed assets	7,321		7,321
Total assets	8,961		8,961
Accounts payable and accrued expenses	325		325
Promissory note payable	5,691		5,691
Total liabilities	5,996		5,966
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(56,034)	(1,860,000)	(1,916,034)
Total stockholders' deficit	2,966		2,965
Total liabilities and stockholders' equity	$8,961		$8,961

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of January 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$5,120		$5,120
Total current assets	5,120		5,120
Fixed assets	7,272		7,272
Total assets	12,392		12,392
Accounts payable and accrued expenses	341		341
Promissory note payable	5,691		5,691
Total liabilities	6,012		6,012
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(52,620)	(1,860,000)	(1,912,620)
Total stockholders' deficit	6,380		6,380
Total liabilities and stockholders' equity	$12,392		$12,392

	Three months ended January 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$11,775		$11,775
Cost of sales	6,840		6,840
Gross profit	4,935		4,935
Total operating expenses	1,505		1,505
Loss from operations	3,430		3,430
Interest expense	16		16
Total other expense	16		16
Net (loss)	3,414		3,414
Net loss per share-Basic and diluted	$—		$—

	Three months ended January 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$3,414		$3,414
Depreciation	49		49
Accrued interest	16		16
Total cash used in operating activities	$3,479		$3,479

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of April 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$5,304		$5,304
Total current assets	5,304		5,304
Fixed assets	7,272		7,272
Total assets	12,526		12,526
Accounts payable and accrued expenses	357		357
Promissory note payable	5,691		5,691
Total liabilities	6,028		6,028
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(52,502)	(1,860,000)	(1,912,502)
Total stockholders' deficit	6,498		6,498
Total liabilities and stockholders' equity	$12,526		$12,526

	Three months ended April 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$10,893		$10,893
Cost of sales	7,040		7,040
Gross profit	3,853		3,853
Total operating expenses	3,718		3,718
Loss from operations	135		135
Interest expense	16		16
Total other expense	16		16
Net (loss)	119		119
Net loss per share-Basic and diluted	$—		$—

	Six months ended April 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$22,668		$22,668
Cost of sales	13,880		13,880
Gross profit	8,788		8,788
Total operating expenses	5,224		5,224
Loss from operations	3,564		3,564
Interest expense	32		32
Total other expense	32		32
Net (loss)	3,532		3,532
Net loss per share-Basic and diluted	$—		$—

	Six months ended April 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$3,533		$3,533
Depreciation	99		99
Accrued interest	32		32
Total cash used in operating activities	$3,664		$3,664

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of July 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$5,332		$5,304
Total current assets	5,332		5,304
Fixed assets	7,173		7,272
Total assets	12,505		12,526
Accounts payable and accrued expenses	373		357
Promissory note payable	5,691		5,691
Total liabilities	6,044		6,028
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(52,539)	(1,860,000)	(1,912,539)
Total stockholders' deficit	6,461		6,461
Total liabilities and stockholders' equity	$12,505		$12,505

	Three months ended July 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$13,775		$13,775
Cost of sales	7,078		7,078
Gross profit	6,697		6,697
Total operating expenses	6,718		6,718
Loss from operations	(21)		(21)
Interest expense	16		16
Total other expense	16		16
Net (loss)	(37)		(37)
Net loss per share-Basic and diluted	$—		$—

	Nine months ended July 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$36,443		$36,443
Cost of sales	20,958		20,958
Gross profit	15,485		15,485
Total operating expenses	11,942		11,942
Loss from operations	3,543		3,543
Interest expense	48		48
Total other expense	48		48
Net (loss)	3,495		3,495
Net loss per share-Basic and diluted	$—		$—

	Nine months ended July 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$3,460		$3,460
Depreciation	148		148
Accounts payable	35		35
Accrued interest	48		48
Total cash used in operating activities	$3,691		$3,691

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of October 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	4,889		4,889
Promissory note payable	1,605		1,605
Total liabilities	6,494		6,494
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(65,494)	(1,860,000)	(1,925,494)
Total stockholders' deficit	(6,494)		(6,494)
Total liabilities and stockholders' equity	$—		$—

	Year ended October 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$36,443		$36,443
Cost of sales	20,958		20,958
Gross profit	15,485		15,485
Total operating expenses	16,442		16,442
Loss from operations	(957)		(957)
Impairment loss	8,439		8,439
Interest expense	64		64
Total other expense	8,503		8,503
Net (loss)	$(9,460)		$(9,460)
Net loss per share-Basic and diluted	$—		$—

	Year ended October 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(9,460)		$(9,460)
Depreciation	148		148
Impairment loss	7,173		7,173
Accounts payable	4,500		4,500
Accrued interest	64		64
Loan payable	(4,086)		(4,086)
Total cash used in operating activities	$(1,640)		$(1,640)

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of January 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	4,905		4,905
Promissory note payable	1,605		1,605
Total liabilities	6,510		6,510
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(65,510)	(1,860,000)	(1,925,510)
Total stockholders' deficit	(6,510)		(6,510)
Total liabilities and stockholders' equity	$—		$—

	Three months ended January 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	—		—
Loss from operations	—		—
Interest expense	16		16
Total other expense	16		16
Net (loss)	(16)		(16)
Net loss per share-Basic and diluted	$—		$—

	Three months ended January 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(16)		$(16)
Depreciation	—		—
Accrued interest	16		16
Total cash used in operating activities	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of April 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	4,921		4,921
Promissory note payable	1,605		1,605
Total liabilities	6,526		6,526
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(65,526)	(1,860,000)	(1,925,526)
Total stockholders' deficit	(6,526)		(6,526)
Total liabilities and stockholders' equity	$—		$—

	Three months ended April 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	—		—
Loss from operations	—		—
Interest expense	16		16
Total other expense	16		16
Net (loss)	(16)		(16)
Net loss per share-Basic and diluted	$—		$—

	Six months ended April 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	—		—
Loss from operations	—		—
Interest expense	32		32
Total other expense	32		32
Net (loss)	(32)		(32)
Net loss per share-Basic and diluted	$—		$—

	Six months ended April 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(32)		$(32)
Depreciation	—		—
Accrued interest	32		32
Total cash used in operating activities	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of July 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	7,187		7,187
Promissory note payable	1,605		1,605
Total liabilities	8,792		8,792
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(67,792)	(1,860,000)	(1,927,792)
Total stockholders' deficit	(8,792)		(8,792)
Total liabilities and stockholders' equity	$—		$—

	Three months ended July 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	2,250		2,250
Loss from operations	(2,250)		(2,250)
Interest expense	16		16
Total other expense	16		16
Net (loss)	(2,266)		(2,266)
Net loss per share-Basic and diluted	$—		$—

	Nine months ended July 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	2,250		2,250
Loss from operations	(2,250)		(2,250)
Interest expense	48		48
Total other expense	48		48
Net (loss)	(2,298)		(2,298)
Net loss per share-Basic and diluted	$—		$—

	Nine months ended July 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(2,298)		$(2,298)
Depreciation	—		—
Accounts payable	2,298		2,298
Accrued interest	48		48
Total cash used in operating activities	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of October 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	10,805		10,805
Promissory note payable	1,605		1,605
Total liabilities	11,258		11,258
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	(70,258)	(1,860,000)	(1,930,258)
Total stockholders' deficit	(11,258)		(11,258)
Total liabilities and stockholders' equity	$—		$—

	Year ended October 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	4,700		4,700
Loss from operations	(4,700)		(4,700)
Impairment loss	—		—
Interest expense	64		64
Total other expense	64		64
Net (loss)	$(4,764)		$(4,764)
Net loss per share-Basic and diluted	$—		$—

	Year ended October 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(4,764)		$(4,764)
Depreciation	—		—
Impairment loss	—		—
Accounts payable	4,700		4,700
Accrued interest	64		64
Loan payable	—		—
Total cash used in operating activities	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of January 31, 2020
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	12,216		12,216
Promissory note payable	1,605		1,605
Total liabilities	13,821		13,821
Common stock	20,000	41,055	61,055
Additional paid-in capital	39,000	1,818,945	1,857,945
Accumulated deficit	72,821	(1,860,000)	(1,932,821)
Total stockholders' deficit	(13,821)		(13,821)
Total liabilities and stockholders' equity	$—		$—

	Three months ended January 31, 2020
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	2,547		2,547
Loss from operations	(2,547)		(2,547)
Interest expense	16		16
Total other expense	16		16
Net (loss)	(2,563)		(2,563)
Net loss per share-Basic and diluted	$—		$—

	Three months ended January 31, 2020
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(2,563)		$(2,563)
Depreciation	—		—
Accounts payable	2,547		2,547
Accrued interest	16		16
Total cash used in operating activities	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	As of April 30, 2020
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Cash	$—		$—
Total current assets	—		—
Fixed assets	—		—
Total assets	—		—
Accounts payable and accrued expenses	16,970		16,970
Promissory note payable	1,605		1,605
Total liabilities	18,575		18,575
Common stock	220,000	41,055	261,055
Additional paid-in capital	(156,855)	2,434,800	2,277,945
Accumulated deficit	(81,720)	(2,475,855)	(2,557,575)
Total stockholders' deficit	(18,575)		(18,575)
Total liabilities and stockholders' equity	$—		$—

	Three months ended April 30, 2020
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	8,883		8,883
Loss from operations	(8,883)		(8,883)
Interest expense	16		16
Loss from debt conversion	—	615,855	615,855
Total other expense	16		615,871
Net (loss)	(8,899)	615,855	(624,754)
Net loss per share-Basic and diluted	$—		$—

	Six months ended April 30, 2020
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$—		$—
Cost of sales	—		—
Gross profit	—		—
Total operating expenses	11,430		11,430
Loss from operations	(11,430)		(11,430)
Interest expense	32		32
Loss from debt conversion	—	615,855	615,855
Total other expense	32		615,887
Net (loss)	(11,462)	615,855	(627,317)
Net loss per share-Basic and diluted	$—		$—

QUEST MANAGEMENT, INC.

Notes to Unaudited Condensed Financial Statements

July 31, 2020

	Six months ended April 30, 2020
	As Previously
	Reported	Adjustment	As Restated
Cash Flow Data:
Net loss	$(11,462)	615,855	$(627,317)
Depreciation	—		—
Debt conversion for common stock	4,145	—	4,145
Loss on debt conversion		615,855	615,855
Accounts payable	7,285		7,285
Accrued interest	32		32
Total cash used in operating activities	$—		$—

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

Results of Operations

Our revenues for the three months ended July 31, 2020 and 2019 were $0 for both periods, respectively. Our cost of goods sold for the three months ended July 31, 2020 and 2019 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended July 31, 2020 and 2019 were $9,112 and $2,250 resulting in net income (loss) of $(20,918) and $(2,266), respectively.

Our revenues for the nine months ended July 31, 2020 and 2019 were $0 for both periods, respectively. Our cost of goods sold for the nine months ended July 31, 2020 and 2019 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the nine months ended July 31, 2020 and 2019 were $20,542 and $2,250 resulting in net income (loss) of $(648,235) and $(2,298), respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2020. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2020
Cash	$0
Total assets	$0
Total liabilities	$27,704
Stockholder’s equity	$(27,704)

Plan of Operation for the next 12 months

Our cash balance is $0 as of July 31, 2020. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Accounting/Auditing and Legal	$35,000
Office and Administration	$5,000
Working Capital	$5,000

Total Expenses	$45,000

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

Liquidity and Capital Resources

At July 31, 2020 the Company had $0 in cash and there were outstanding liabilities of $27,704. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: February 9, 2021	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)