Form 10-K
period 2020-10-31
Quest Management Inc
filed 2021-05-13
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of October 31, 2020, the registrant had 261,055,120 shares of common stock issued and outstanding. As of the date of this filing, the registrant had 261,055,120 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUEST MANAGEMENT INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

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

ITEM 1. BUSINESS

Business

Quest Management, Inc. (“Quest” or the “Company”) was incorporated in the State of Nevada on October 12, 2014. Quest originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company is currently looking for acquisition candidates that would bring operations, profitability and cash flows to the Company. From October 12, 2014- July 31,2018, Quest Management was in the early stages of developing our business, which is to develop marketing channels to distribute third-party fitness equipment to wholesale markets in the US. Fitness equipment would be any apparatus or device used during physical activity to enhance the strength or conditioning effects of that exercise by providing either fixed or adjustable amounts of resistance or to otherwise enhance the experience or outcome of an exercise routine. As of the year ended October 31, 2020, the Company has had no revenues or business operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees. Andrew Birnbaum, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales are being made by our President and commissioned independent salespeople.

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

ITEM 1A. RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s principal offices are located at: 797 South First Street, Fulton, NY 13069.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

On December 2, 2019, one of the Company’s shareholders made a motion and application to be appointed as custodian of the Company based on prior management abandoning its responsibilities to continue making filings at the Nevada Secretary of State’s office and for failing to hold a shareholders’ meeting in over 6 years and otherwise failing to keep current in its obligations to the Company.  Upon motion and application to the District Court, Clark County Nevada, the Court granted the shareholder’s request and the shareholder was appointed as custodian for the Company (“Custodian”). As Custodian of the Company, the shareholder was ordered to file an amendment to the Company’s articles of incorporation which was filed in conformity with N.R.S. 78.347(4) and the shareholder was ordered to have the Company’s charter reinstated in Nevada, to notice and hold a shareholder meeting; to provide a report to the Court of the actions taken at the shareholder meeting; to identify and name a new registered agent in the State of Nevada; to reinstate the Company in the State of Nevada; and the Custodian. In addition to the aforementioned items set forth in the Order Appointing the Custodian, the Custodian was given the power and authority to take any action it deemed reasonable and for the benefit of the Company and its shareholders.  The Custodian met the requirements set forth in the Court Order and filed a motion to terminate its services.  The Court issued an Order acknowledging that the Custodian has performed all of the duties that had been required of it and the management of the Company will revert exclusively to the officers and directors appointed by the Custodian.

There were no other legal proceedings threatened or otherwise.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Market (OTC Link ATS) under the symbol QSMG. To date there has been no active trading of our common stock.

Transfer agent

We have retained Empire Stock Transfer Inc. to serve as transfer agent for shares of our common stock.

Holders

As of October 31, 2020, the Company had 261,055,120 shares of our common stock issued and outstanding held by 4 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets for the prior year ended October 31, 2019 were $0.  Our total assets for the current year ended October 31, 2020 were $0. We currently anticipate that our legal and accounting fees and general office expenses over the next 12 months as a result of being a reporting company with the SEC will be approximately $25,000 per year.

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

On May 13, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended, October 31, 2019, there is $1,605 remaining in principal on this note and $453 in accrued interest. As of the current year October 31, 2020, there is $1,605 remaining in principle on this notes and $518 in accrued interest.

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

In the current year ended October 31, 2020, our sales revenue was $0. Our cost of goods sold for the year ended October 31, 2020 was $0 resulting in a gross profit of $0. Our operating expenses for the year ended October 31, 2020 were $29,446 and we had other expenses of $615,885 from loss from debt conversion and $64 from interest expense, resulting in a net loss of $645,365.

In comparison, our sales revenue for the year ended October 31, 2019 was $0. Our cost of goods sold for the year ended October 31, 2019 was $0 resulting in a gross profit of $0. Our operating expenses for the year ended October 31, 2019 were $4,700 and we had other expenses of $64 from interest expense, resulting in a net loss of $4,764.

The following tables provide selected financial data about our Company for the period from the date of incorporation through October 31, 2020. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2020

Cash	$0
Total assets	$0
Total liabilities	$36,623
Stockholder’s equity	$(36,623)

Plan of Operation for the next 12 months

Our cash balance is $0 as of October 31, 2020. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Accounting/Auditing & Legal	$25,000
Office & Administration	$1,000
Working Capital	$1,000

Total Expenses	$27,000

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

Liquidity and Capital Resources

At October 31, 2019 the Company had $0 in cash and there were outstanding liabilities of $11,258

At October 31, 2020 the Company had $0 in cash and there were outstanding liabilities of $36,623.

On May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended October 31, 2019, there is $1,605 remaining in principal on this note and $453 in accrued interest. As of the current year October 31, 2020, there is $1,605 remaining in principle on this notes and $518 in accrued interest.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and for the year ended October 31, 2020, we have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2020.

CASH

There was $0 in cash as of the year ended October 31, 2020 and the prior year ended October 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Quest Management Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quest Management Inc. ("the Company") as of October 31, 2020, and 2019, the related statements of operations, stockholder's deficit and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, except for the effects of value assigned to the shares issuance in the matter of restatement for the stock compensation related to the year 2016 & 2017 as discussed in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In our report dated February 05, 2018, we expressed an opinion that the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 12, these previously issued financial statements have been restated for the correction of a misstatement in the respective periods. The Company assigned the value of $.04 per share to the shares issued to the director for services in the year ended 2016 & 2017 which originally had not been assigned any value at time of issuance. Total shares issued to the directors were 46,500,000 resulted in compensation cost of $1,860,000 in the year ended 2016 & 2017. In our opinion, the value assigned to the transaction does not reflect the fair value at time and thus does not conform with the accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2020 with an accumulated deficit of $2,575,623. As of October 31, 2020, Company had working capital deficit of $ 36,623. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Islamabad, Pakistan

Date: March 25, 2021

QUEST MANAGEMENT, INC.
Balance Sheets (Audited)
As Restated
October 31, 2020 and 2019

	October 31,
	2020	2019
		(Restated)
ASSETS

Current Assets	$—	$—

Total Current Assets	—	—

Non-Current Assets	—	—

Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$7,755	$1,605
Notes payable-Related party	11,721	—
Accounts payable and accrued expenses	17,147	9,653

Total Current Liabilities	36,623	11,258

Total Liabilities	36,623	11,258

Commitments and contingencies	—	—

Stockholders’ (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 and 61,055,120 issued and outstanding at
October 31, 2020 and 2019	261,055	61,055
Additional paid-in capital	2,277,945	1,857,945
Accumulated (Deficit)	(2,575,623)	(1,930,258)
Total Stockholders' (Deficit)	(36,623)	(11,258)

Total Liabilities and Stockholders' (Deficit)	$—	$—

QUEST MANAGEMENT, INC.
Statements of Operations (Audited)
For the Years Ended October 31, 2020 and 2019

	Years Ended October 31,

	2020	2019

Revenues	$-	$-

Total revenues	-	-

Operating Expenses
General and administrative	29,446	4,700

Total operating expenses	29,446	4,700

(Loss) before other expenses	(29,446)	(4,700)

Other (expense)
Loss from debt conversion	(615,855)	—
Interest (expense)	(64)	(64)

Total other (expense)	(615,919)	(64)

(Loss) before income taxes	(645,365)	(4,764)
Income taxes	—	—

Net (loss)	$(645,365)	$(4,764)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	192,789,924	61,055,120
13

QUEST MANAGEMENT, INC.
Statements of Cash Flows (Audited)
For The Years Ended October 31, 2020 and 2019

	Years Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(645,365)	$(4,764)
Adjustments to reconcile net loss to net cash used
in operating activities:
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss from debt conversion	615,855	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,494	4,764
Net cash (used) in operating activities	(22,016)	—

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in common stock from debt conversion	4,145	—
Increase in notes payable	6,150	—
Increase in notes payable-Related party	11,721	—

Net cash provided by financing activities	22,016	—

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Loss from debt conversion	$615,855	$—
14

QUEST MANAGEMENT, INC.
Statements of Stockholders' (Deficit) (Audited)
As Restated
For the Years Ended October 31, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance-November 1, 2018	61,055,120	$61,055	$1,857,945	$(1,925,494)	$(6,494)

Net (loss) for the year ended October 31, 2019	—	—	—	(4,764)	(4,764)

Balance-October 31, 2019 (Restated)	61,055,120	61,055	1,857,945	(1,930,258)	(11,258)

Interest expense for conversion feature of note	—	—	—	—	—

Common stock issued for debt conversion	200,000,000	200,000	420,000	—	620,000

Net (loss) for the year ended October 31, 2020	—	—	—	(645,365)	(645,365)

Balance-October 31, 2020	261,055,120	$261,055	$2,277,945	$(2,575,623)	$(36,623)

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Quest Management, Inc. (“Quest” or the “Company”) was incorporated in the State of Nevada on October 12, 2014. Quest originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company is currently for acquisition candidates that would bring operations, profitability and cash flows to the Company.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2020 and 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered to be impaired as of October 31, 2020 and 2019.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

Long-lived Assets (continued)

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at October 31, 2020 and 2019, and recorded no impairment losses during the years ended October 31, 2020 or 2019.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended October 31, 2020 and 2019 were $0.

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

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of October 31, 2020 and 2019.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2020 resulted in accumulated deficit of $2,575,623. As of October 31, 2020, Company had working capital deficit of $36,623. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 2 – Financial Condition and Going Concern (continued)

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available to the Company it may be required to curtail its operations.

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

At October 31, 2020, the Company has recorded $518 in accrued interest payable on the Note. The interest expense for the years ended October 31, 2020 and 2019 was $64.

On October 2020, the Company issued a Promissory Note in the principal amount of $6,150 to an LLC. This Promissory Note (the “Note”) was issued in consideration of advances and loans made by the LLC to the Company.

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

As of October 31, 2020, loan amount of $11,722 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

These loans were for operating expenses of the Company, due upon demand and have no interest rate.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended October 31, 2020.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of October 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at October 31, 2020, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$2,575,623	21%	$540,881
Valuation allowance			(540,881)
Deferred tax asset			$—

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

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

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

As of October 31, 2020 loan amount of $11,722 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

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

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2020 through the date (March 25, 2021) these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NOTE 12 – Restatement of Financial Statements

During the year, the Company identified that in the year of 2016 the Company issued 500,000 shares of its common stock as on February 01, 2016 to director against services and originally no value was assigned to this issuance. The restatement for the year ended October 31, 2016 assigned a value of $20,000 to this transaction, or $.04 per share. Similarly, on December 8, 2016 the Company issued 46,000,000 shares of its common stock to director against services and originally, no value was assigned to this issuance. The restatement for the year ended October 31, 2017 assigned a value of $1,840,000 to this transaction, or $.04 per share.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 12 – Restatement of Financial Statements (continued)

Identified errors have been rectified by restating relevant years’ equity and expenses. Cumulative Effect of restatement as on October 31, 2019 on each line item in the financial statements is given below;

	As originally reported on October 31, 2019	Effects of Error in		Restated Amounts October 31, 2019

		2019	Prior to 2019
- - - - - - - - - - - - - - - - - USD- - - - - - - - - - - - - - - -
Restatement in Balance Sheet
Assets	-	-	-	-
Liabilities	-	-	-	-

Restatement in Statement of Operations
Revenue	-	-	-	-
Expenses	-	-	-	-

Overall Effect on Financial Statements and Shareholders’ deficit

Understatement of Common stock (value)	USD	41,055
Understatement of Additional paid-in-capital	USD	1,818,945
Understatement of Accumulated Loss	USD	1,860,000
Net effect of restatement on Stockholders’ deficit	USD	Nill

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of October 31, 2020 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2020, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.
•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and acting CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2020: Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Andrew Birnbaum(*)	56	President, Treasurer, Secretary and Director

(*) On February 3, 2020, Andrew Birnbaum was appointed President, Treasurer, Secretary and Director of the Company.

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

ANDREW BIRNBAUM

Mr. Andrew Birnbaum has served as President and Director since February 3, 2020. Mr. Birnbaum, age 56, has over 25 years of professional experience. He currently serves as the CEO of Pedro’s List, LLC where he has worked since February 2020. In 2019, he ran a wholesale and CBD products company. In 2018 he was CEO of Titan Digital Currency Exchange. In 2016 and 2017, he operated an international electronic device company named The League of Scoundrels. Prior to that he served as CEO of a publicly traded company named Vapor Hub International.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have no employees, other than our sole officer and director, Andrew Birnbaum.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Yamilka Veras; President, Treasurer, Secretary and Director (1) ;	2020	0	0	0	0	0	0	0		0

Andrew Birnbaum ;
President, Treasurer,
Secretary and
Director (2)	2020	0	0	0	0	0	0		0	0

____________

(1)	On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company
(2)	On June 4, 2020, Andrew Birnbaum was appointed President, Treasurer, Secretary and Director of the Company.

Our officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2020, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2020:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yamilka Veras(1)	0		0	0	0	N/A	0	0	0	0

Andrew Birnbaum (1)		0	0	0	0	N/A	0	0	0	0

__________

(1)	On February 3, 2020, Yamilka Veras was appointed President, Treasurer, Secretary and Director of the Company.
(2)	On June 4, 2020, Andrew Birnbaum was appointed President, Treasurer, Secretary and Director of the Company.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Birnbaum (1)	0	0	0	0	0	0	0

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

 The percentages below are calculated based on 261,055,120 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Andrew Birnbaum	200,000,000
All directors and executive officers as a group (1 person)		200,000,000	76.61%

(1)	c/o Quest Management, Inc., 797 South First Street, Fulton, NY 13069

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board of directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Our board of directors has determined that the Company does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2019, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2020, the total fees billed for audit-related services was $6,415, for tax services was $0 and for all other services was $0.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: May 13, 2021	By:	/s/ Andrew Birnbaum
	Name:	Andrew Birnbaum
	Title:	President, Secretary, Treasurer and Director
(principal executive officer and principal accounting officer)