Form 10-Q
period 2021-01-31
Quest Management Inc
filed 2021-06-11
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of June 9, 2021.

QUEST MANAGEMENT INC.

January 31, 2021

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

QUEST MANAGEMENT, INC.
Condensed Balance Sheets
January 31, 2021 and October 31, 2020

	January 31,	October 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Current Assets	$—	$—
Total Current Assets	—	—
Non-Current Assets	—	—
Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Note payable	$7,755	$7,755
Note payable-Related party	11,929	11,721
Accounts payable and accrued expenses	25,538	17,147

Total Current Liabilities	45,222	36,623

Total Liabilities	45,222	36,623

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares issued and outstanding at
January 31, 2021 and October 31, 2020	261,055	261,055
Additional paid-in capital	2,277,945	2,277,945
Accumulated (Deficit)	(2,584,222)	(2,575,623)
Total Stockholders' (Deficit)	(45,222)	(36,623)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Operations
For the Three Months Ended January 31, 2021 and 2020
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020

Revenues	$—	$—

Total revenues	—	—

Operating Expenses
General and administrative	8,583	2,547

Total operating expenses	8,583	2,547

(Loss) before other expenses	(8,583)	(2,547)

Other (expense)
Interest (expense)	(16)	(16)

Total other (expense)	(16)	(16)

(Loss) before income taxes	(8,599)	(2,563)
Income taxes	—	—

Net (loss)	$(8,599)	$(2,563)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	61,055,120

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Stockholders' (Deficit)
For the Three Months Ended January 31, 2021 and 2020
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance, November 1, 2019	61,055,120	$61,055	$1,857,945	$(1,930,258)	$(11,258)

Net (loss) for the three months ended January 31, 2020	—	—	—	(2,563)	(2,563)

Balance, January 31, 2020	61,055,120	$61,055	$1,857,945	$(1,932,821)	$(13,821)

Balance, November 1, 2020	261,055,120	$261,055	$2,277,945	$(2,575,623)	$(36,623)

Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)

Balance, January 31, 2021	261,055,120	$261,055	$2,277,945	$(2,584,222)	$(45,222)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Cash Flows
For The Three Months Ended January 31, 2021 and 2020
(Unaudited)

	Three Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,599)	$(2,563)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	8,391	2,563
Net cash (used) in operating activities	(208)	—

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable-Related party	208	—

Net cash provided by financing activities	208	—

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—
	—
CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2020 & 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered to be impaired as of January 31, 2021 and October 31, 2020.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at January 31, 2021 and October 31, 2020, and recorded no impairment losses during the three months ended January 31, 2021 and the year ended October 31, 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended January 31, 2021 and the year ended October 31, 2020 were $0.

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

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of January 31, 2021 and October 31, 2020, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2021 resulted in accumulated deficit of $2,584,222. As of January 31, 2021, Company had working capital deficit of $45,222. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

At January 31, 2021, the Company has recorded $534 in accrued interest payable on the Note. The interest expense for the three months ended January 31, 2021 and 2020 was $16.

At January 31, 2021, the Company has a Promissory Note in the principal amount of $6,150 to an LLC. This Promissory Note (the “Note”) was issued in consideration of advances and loans made by the LLC to the Company.

These loans were for operating expenses of the Company, due upon demand and have no interest rate.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

As of January 31, 2021, loan amount of $11,929 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended January 31, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of January 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at January 31, 2021, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$2,584,222	21%	$542,687
Valuation allowance			(542,687)
Deferred tax asset			$—

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

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

As of January 31, 2021 loan amount of $11,929 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

January 31, 2021 and October 31, 2020

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

	As originally reported on October 31, 2019	Effects of Error in		Restated Amounts October 31, 2019

		2019	Prior to 2019
- - - - - - - - - - - - - - - - - USD- - - - - - - - - - - - - - - -
Restatement in Balance Sheet
Assets	-	-	-	-
Liabilities	-	-	-	-

Restatement in Statement of Operations
Revenue	-	-	-	-
Expenses	-	-	-	-

Overall Effect on Financial Statements and Shareholders’ deficit

Understatement of Common stock (value)	USD	41,055
Understatement of Additional paid-in-capital	USD	1,818,945
Understatement of Accumulated Loss	USD	1,860,000
Net effect of restatement on Stockholders’ deficit	USD	—

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

Results of Operations

Our revenues for the three months ended January 31, 2021 and 2020 were $0 for both periods, respectively. Our cost of goods sold for the three months ended January 31, 2021 and 2020 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended January 31, 2021 and 2020 were $8,583 and $2,547 resulting in net income loss of $8,583 and $2,547, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2021. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2021

Cash	$0
Total assets	$0
Total liabilities	$45,222
Stockholder’s equity	$(45,222)

Plan of Operation for the next 12 months

Our cash balance is $0 as of January 31, 2021. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

Over the next twelve months we plan to engage in the following activities to expand our business operations:

Accounting/Auditing & Legal	$35,000
Office & Administration	$5,000
Working Capital	$5,000

Total Expenses	$45,000

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

Liquidity and Capital Resources

At January 31, 2021 the Company had $0 in cash and there were outstanding liabilities of $45,222.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

None.

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

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: June 10, 2021	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)