Form 10-Q
period 2021-04-30
Quest Management Inc
filed 2021-06-29
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-201215

I.R.S. Employer Identification No. 32-0450509

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of June 23, 2021.

QUEST MANAGEMENT INC.

January 31, 2021

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

QUEST MANAGEMENT, INC.
Condensed Balance Sheets
April 30, 2021 and October 31, 2020
(Unaudited)

	April 30,	October 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

Current Assets	$—	$—
Total Current Assets	—	—
Non-Current Assets	—	—
Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Note payable	$6,150	$7,755
Note payable-Related party	12,139	11,721
Accounts payable and accrued expenses	38,564	17,147

Total Current Liabilities	56,853	36,623

Total Liabilities	56,853	36,623

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares issued and outstanding at
April 30, 2021 and October 31, 2020	261,055	261,055
Additional paid-in capital	2,277,945	2,277,945
Accumulated (Deficit)	(2,595,853)	(2,575,623)
Total Stockholders' (Deficit)	(56,853)	(36,623)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Operations
For the Six Months and Three Months Ended April 30, 2021 and 2020
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Total Revenues	—	—	—	—

Operating Expenses
General and administrative	20,198	11,430	11,615	8,883

Total operating expenses	20,198	11,430	11,615	8,883

(Loss) before other expenses	(20,198)	(11,430)	(11,615)	(8,883)

Other (expense)
Loss from debt conversion	—	(615,855)	—	(615,855)
Interest (expense)	(32)	(32)	(16)	(16)

Total other (expense)	(32)	(615,887)	(16)	(615,871)

(Loss) before income taxes	(20,230)	(627,317)	(11,631)	(624,754)
Income taxes	—	—	—	—

Net (loss)	$(20,230)	$(627,317)	$(11,631)	$(624,754)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	261,055,120	244,058,480	261,055,120	61,055,120

QUEST MANAGEMENT, INC.
Condensed Statements of Stockholders' (Deficit)
For the Three Months Ended April 30, 2021 and 2020
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance, November 1, 2019	61,055,120	$61,055	$1,857,945	$(1,930,258)	$(11,258)

Net (loss) for the three months ended January 31, 2020	—	—	—	(2,563)	(2,563)

Balance, January 31, 2020	61,055,120	$61,055	$1,857,945	$(1,932,821)	$(13,821)

Net (loss) for the three months ended April 30, 2020	200,000,000	200,000	420,000	(624,754)	(4,754)

Balance,April 30, 2020	261,055,120	$261,055	$2,227,945	$(2,557,575)	$(18,575)

Balance, November 1, 2020	261,055,120	$261,055	$2,277,945	$(2,575,623)	$(36,623)

Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)

Balance, January 31, 2021	261,055,120	$261,055	$2,277,945	$(2,584,222)	$(45,222)

Net (loss) for the three months ended April 30, 2021	—	—	—	(11,631)	(11,631)

Balance, April 30, 2021	261,055,120	$261,055	$2,277,945	$(2,595,853)	$(56,853)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Cash Flows
For The Six Months Ended April 30, 2021 and 2020
(Unaudited)

	Six Months Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(20,230)	$(627,317)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss from debt conversion	—	615,855
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	21,417	7,317
Net cash (used) in operating activities	1,187	(4,145)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt conversion	—	4,145
Assumption of note payable by outside party	(1,605)	—
Increase in notes payable- Related party	418	—

Net cash provided by financing activities	(1,187)	4,145

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of April 30, 2021 and October 31, 2020 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

ASC 718 requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered to be impaired as of January 31, 2021, and October 31, 2020.

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

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at April 30, 2021 and October 31, 2020, and recorded no impairment losses during the six months ended April 30, 2021 and 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended April 30, 2021 and the year ended October 31, 2020 were $0.

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

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of April 2, 2021 and October 31, 2020, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2021 resulted in accumulated deficit of $2,595,853. As of April 30, 2021, Company had working capital deficit of $56,853. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. An outside party assumed the remaining balance on the Note of $1,605 in April 2021. This balance was added to the advances the party is owed in accounts payable, plus the accrued interest of $550 mentioned below.

At April 30, 2021, the Company has recorded $550 in accrued interest payable on the Note. The interest expense for the six months ended April 30, 2021 and 2020 was $32.

At April 30, 2021, the Company has a Promissory Note in the principal amount of $6,150 to an LLC. This Promissory Note (the “Note”) was issued in consideration of advances and loans made by the LLC to the Company.

These loans were for operating expenses of the Company, due upon demand and have no interest rate.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

NOTE 5 – Note Payable- Related Party

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

As of April 30, 2021, loan amount of $12,139 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended April 30, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of April 30, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of Deferred Income Tax Assets (Liabilities) at April 30, 2021, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$2,595,853	21%	$545,129
Valuation allowance			(545,129)
Deferred tax asset			$—

Due to the passage of the “Tax Cuts and Jobs Act” on December 20, 2017, the rate of the U.S. Federal Income Tax dropped from 34% to 21%, which is a flat percentage tax rate used for the calculation of the deferred income tax assets.

The new law also changes the rules on NOL carry forward. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

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

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of Covid-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is highly likely that our company will have issues relating to the current situation that need to be considered by management. There will be a wide range of factors to consider in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

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

As of April 30, 2021, loan amount of $12,139 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2021 and October 31, 2020

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

April 30, 2021 and October 31, 2020

NOTE 12 – Restatement of Financial Statements

During the year, the Company identified that in the year of 2016 the Company issued 500,000 shares of its common stock as on February 01, 2016, to director against services and originally no value was assigned to this issuance. The restatement for the year ended October 31, 2016, assigned a value of $20,000 to this transaction, or $.04 per share. Similarly, on December 8, 2016, the Company issued 46,000,000 shares of its common stock to director against services and originally, no value was assigned to this issuance. The restatement for the year ended October 31, 2017, assigned a value of $$1,840,000 to this transaction, or $.04 per share.

Identified errors have been rectified by restating relevant years’ equity and expenses. Cumulative Effect of restatement as on October 31, 2019, on each line item in the financial statements is given below;

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

Results of Operations

Our revenues for the three months ended April 30, 2021, and 2020 were $0 for both periods, respectively. Our cost of goods sold for the three months ended April 30, 2021, and 2020 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended April 30, 2021, and 2020 were $11,615 and $8,883, resulting in net income loss of $11,631 and $624,754, respectively. Our operating expenses for the six months ended April 30, 2021, and 2020 were $20,198 and $11,430, resulting in net income loss of $20,320 and $627,317, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2021. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2021

Cash	$0
Total assets	$0
Total liabilities	$56,853
Stockholder’s equity	$(56,853)

Plan of Operation for the next 12 months

Our cash balance is $0 as of April 30, 2021. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Accounting/Auditing & Legal: Expenses for accounting will go primarily toward the preparation of financial statements. Expenses for auditing will go to our auditor for our year end audits and quarterly reviews. Expenses for legal fees will go primarily to our lawyer to ensure that all our filings are in order and that we are in compliance with different regulatory authorities.

Office and Administration: This will be the cost of purchasing small office equipment such as a computer, printer/scanner/copier/fax, expenses such as telephone, electricity, office supplies, etc.

Working Capital: Items not accounted for elsewhere or that are difficult to predict such as bank fees, entertainment, software products and office equipment.

Liquidity and Capital Resources

At April 30, 2021, the Company had $0 in cash and there were outstanding liabilities of $56,853.

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

*       Filed with Form S-1 Registration statement on December 23, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: June 29, 2021	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)