Form 10-K/A
period 2020-10-31
Quest Management Inc
filed 2021-09-01
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of October 31, 2020, the registrant had 261,055,120 shares of common stock issued and outstanding. As of the date of this filing, the registrant had 261,055,120 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUEST MANAGEMENT INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

Explanatory Note: This Form 10-K/A is being filed to update entries in the financial statements and to provide an updated Audit Report from our independent accounting firm.

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

On October 31, 2018, a loan payable owed by the company to its previous officer and director for expenses that were paid on behalf of the company, was adjusted a $0 balance. The previous balance of $4,066 for loan payable was interest free and payable on demand as of July 31, 2018. As of October 31, 2018, after the Board’s approval, the Company has taken a gain on impairment of this loan, with $4,066 recognized in other income and adjusted loan payable balance to $0.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quest Management Inc. ("the Company") as of October 31, 2020, and 2019, the related statements of operations, stockholder's deficit and cash flows, for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Matter of Restatement

As discussed in Note 12 to the financial statements, 2016 & 2017 financial statements have been restated to correct a misstatement.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced limited operations during the period from October 12, 2014 (date of inception) to October 31, 2020 with an accumulated deficit of $808,623. As of October 31, 2020, Company had working capital deficit of $ 36,623. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Islamabad, Pakistan

Date: March 25, 2021

QUEST MANAGEMENT, INC.
Balance Sheets (Audited)
As Restated
October 31, 2020 and 2019

	October 31,
	2020	2019
		(Restated)
ASSETS

Current Assets	$—	$—

Total Current Assets	—	—

Non-Current Assets	—	—

Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$7,755	$1,605
Notes payable-Related party	11,721	—
Accounts payable and accrued expenses	17,147	9,653

Total Current Liabilities	36,623	11,258

Total Liabilities	36,623	11,258

Commitments and contingencies	—	—

Stockholders’ (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 and 61,055,120 issued and outstanding at
October 31, 2020 and 2019	261,055	61,055
Additional paid-in capital	510,945	90,945
Accumulated (Deficit)	(808,623)	(163,258)
Total Stockholders' (Deficit)	(36,623)	(11,258)

Total Liabilities and Stockholders' (Deficit)	$—	$—

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
14

QUEST MANAGEMENT, INC.
Statements of Stockholders' (Deficit) (Audited)
As Restated
For the Years Ended October 31, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance-November 1, 2018	61,055,120	$61,055	$90,945	$(158,494)	$(6,494)

Net (loss) for the year ended October 31, 2019	—	—	—	(4,764)	(4,764)

Balance-October 31, 2019 (Restated)	61,055,120	61,055	90,945	(163,258)	(11,258)

Interest expense for conversion feature of note	—	—	—	—	—

Common stock issued for debt conversion	200,000,000	200,000	420,000	—	620,000

Net (loss) for the year ended October 31, 2020	—	—	—	(645,365)	(645,365)

Balance-October 31, 2020	261,055,120	$261,055	$510,945	$(808,623)	$(36,623)

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

Stock-based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). For an award that is fully vested on the grant date, all compensation cost would be recognized on the grant date. The fair value of the Company’s common stock awards as of the grant date is determined using the observable market price of the Company’s common stock as of the grant date.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07

Long-lived Assets

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

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2020 resulted in accumulated deficit of $808,623. As of October 31, 2020, Company had working capital deficit of $36,623. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 – Notes Payable

On May 31, 2016, the Company issued a Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company.

The holder also has the right to assign any portion of the Note or assign the shares to be issued to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”).

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

These loans were for operating expenses of the Company, due upon demand and have no interest rate..

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

As of October 31, 2020, loan amount of $11,105 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

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

The components of deferred income tax assets (liabilities) at October 31, 2020, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$808,623	21%	$169,881
Valuation allowance			(169,881)
Deferred tax asset			$—

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

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2020 through the date these financial statements were issued i.e. as of March 25, 2021 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NOTE 12 – Restatement of Financial Statements

During the year, the Company identified that in the year of 2016 the Company issued 500,000 shares of its common stock as on February 01, 2016 to director against services and originally no value was assigned to this issuance. The restatement for the year ended October 31, 2016 assigned a value of $1,000 to this transaction, or $.002 per share. Similarly, on December 8, 2016 the Company issued 46,000,000 shares of its common stock to director against services and originally, no value was assigned to this issuance. The restatement for the year ended October 31, 2017 assigned a value of $92,000 to this transaction, or $.002 per share.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2020 and 2019

NOTE 12 – Restatement of Financial Statements (continued)

Identified errors have been rectified by restating relevant years’ equity and expenses. Cumulative Effect of restatement as on October 31, 2019 on each line item in the financial statements is given below;

	As originally reported on October 31, 2019	Effects of Error in		Restated Amounts October 31, 2019

		2019	Prior to 2019
- - - - - - - - - - - - - - - - - USD- - - - - - - - - - - - - - - -
Restatement in Balance Sheet
Assets	-	-	-	-
Liabilities	-	-	-	-

Restatement in Statement of Operations
Revenue	-	-	-	-
Expenses	-	-	-	-

Overall Effect on Financial Statements and Shareholders’ deficit

Understatement of Common stock (value)	USD	41,055
Understatement of Additional paid-in-capital	USD	51,945
Understatement of Accumulated Loss	USD	(93,000)
Net effect of restatement on Stockholders’ deficit	USD	Nill

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

QUEST MANAGEMENT INC.
(Registrant)

Dated: September 1, 2021	By:	/s/ Andrew Birnbaum
	Name:	Andrew Birnbaum
	Title:	President, Secretary, Treasurer and Director
(principal executive officer and principal accounting officer)