Form 10-Q
period 2021-07-31
Quest Management Inc
filed 2021-09-27
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of September 23, 2021.

QUEST MANAGEMENT INC.

July 31, 2021

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

QUEST MANAGEMENT, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

QUEST MANAGEMENT, INC.
Condensed Balance Sheets
July 31, 2021 and October 31, 2020
(Unaudited)

	July 31,	October 31,
	2021	2020
		(Restated)
	(Unaudited)	(Audited)
ASSETS

Current Assets	$—	$—
Total Current Assets	—	—
Non-Current Assets	—	—
Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$11,150	$7,755
Note payable-Related party	12,349	11,721
Accounts payable and accrued expenses	37,588	17,147

Total Current Liabilities	61,087	36,623

Total Liabilities	61,087	36,623

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares issued and outstanding at
July 31, 2021 and October 31, 2020	261,055	261,055
Additional paid-in capital	510,945	510,945
Accumulated (Deficit)	(833,087)	(808,623)

Total Stockholders' (Deficit)	(61,087)	(36,623)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Operations
For the Nine Months and Three Months Ended July 31, 2021 and 2020
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Total Revenues	—	—	—	—

Operating Expenses
General and administrative	24,432	20,542	4,234	9,112

Total operating expenses	24,432	20,542	4,234	9,112

(Loss) before other expenses	(24,432)	(20,542)	(4,234)	(9,112)

Other (expense)
Loss from debt conversion	—	(615,855)	—	(615,855)
Interest (expense)	(32)	(11,838)	—	(11,806)

Total other (expense)	(32)	(627,693)	—	(627,661)

(Loss) before income taxes	(24,464)	(648,235)	(4,234)	(636,773)
Income taxes	—	—	—	—

Net (loss)	$(24,464)	$(648,235)	$(4,234)	$(636,773)

(Loss) per share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	169,868,764	261,055,120	261,055,120

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Stockholders' (Deficit)
For the Three and Nine Months Ended July 31, 2021 and 2020
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance-November 1, 2019	61,055,120	$61,055	$90,945	$(163,258)	$(11,258)

Net (loss) for the three months ended January 31, 2020	—	—	—	(2,563)	(2,563)

Balance-January 31, 2020	61,055,120	61,055	90,945	(165,821)	(13,821)

Common stock issued for debt	200,000,000	200,000	420,000	—	620,000

Net (loss) for the three months ended April 30, 2020	—	—	—	(624,754)	(624,754)

Balance-April 30, 2020	261,055,120	261,055	510,945	(790,575)	(18,575)

Net (loss) for the three months ended July 31, 2020	—	—	—	(20,918)	(20,918)

Balance-July 31, 2020	261,055,120	$261,055	$510,945	$(811,493)	$(39,493)

Balance-November 1, 2020	261,055,120	$261,055	$510,945	$(808,623)	$(36,623)

Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)

Balance-January 31, 2021	261,055,120	261,055	510,945	(817,222)	(45,222)

Net (loss) for the three months ended April 30, 2021	—	—	—	(11,631)	(11,631)

Balance-April 30, 2021	261,055,120	261,055	510,945	(828,853)	(56,853)

Net (loss) for the three months ended July 31, 2021	—	—	—	(4,234)	(4,234)

Balance- July 31, 2021	261,055,120	$261,055	$510,945	$(833,087)	$(61,087)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.
Condensed Statements of Cash Flows
For The Nine Months Ended July 31, 2021 and 2020
(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,464)	$(648,235)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss from debt conversion	—	615,855
Interest expense for debt conversion feature		11,789
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	20,441	5,341

Net cash (used) in operating activities	(4,023)	(15,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt conversion	—	4,145
Assumption of note payable by outside party	(1,605)	—
Increase in notes payable	5,000	—
Increase in notes payable-Related party	628	11,105

Net cash provided by financing activities	4,023	15,250

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

July 31, 2021 and October 31, 2020

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of July 31, 2021 and October 31, 2020 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Quest Management Inc.

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

When items of building or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The Company does not have any long-lived tangible assets, which are considered to be impaired as of July 31, 2021 and October 31, 2020.

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

July 31, 2021 and October 31, 2020

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at July 31, 2021 and October 31, 2020, and recorded no impairment losses during the nine months ended July 30, 2021 and 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended July 31, 2021 and 2020 were $0.

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

July 31, 2021 and October 31, 2020

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of July 31, 2021 and October 31, 2020, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

July 31, 2021 and October 31, 2020

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to July 31, 2021 resulted in accumulated deficit of $833,087, as restated. As of July 31, 2021, Company had working capital deficit of $61,087. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 – Notes Payable

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

At July 31, 2021, the Company has recorded $550 in accrued interest payable on the note that was assumed as mentioned above. The interest expense for the nine months ended July 31, 2021 and 2020 was $32 and $49, respectively.

At July 31, 2021, the Company has a Promissory Note in the principal amount of $6,150 to an LLC. This Promissory Note (the “Note”) was issued in consideration of advances and loans made by the LLC to the Company.

At July 31, 2021, the Company has a Promissory Note in the principal amount of $5,000 to an Individual. This Promissory Note (the “Note”) was issued in consideration of a payment made by him to the Company’s attorney.

These loans were for operating expenses of the Company, due upon demand and have no interest rate. The notes were originally made for six months, but are due upon demand without any penalties or interest.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

July 31, 2021 and October 31, 2020

NOTE 4 – Note Payable-Related Party

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

As of July 31, 2021, loan amount of $12,349 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

These loans were for operating expenses of the Company, due upon demand and have no interest rate.

NOTE 5 – Income Taxes

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended July 31, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of Deferred Income Tax Assets (Liabilities) at July 31, 2021, were as follows:

	Balance		Rate	Tax
Federal loss carryforward	$833,087	(1)	21%	$174,948
Valuation allowance				(174,948)
Deferred tax asset				$—

(1)	This amount has been restated due to an adjustment in a previous period for the value assigned to shares issued for services.

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

July 31, 2021 and October 31, 2020

NOTE 6 – Capital Changes

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party. The Company recorded a loss on the conversion of this debt in the amount of $615,855. The fair market value of the common stock was $.0031 on the date of the conversion.

NOTE 7 – Contingencies and Commitments

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

NOTE 8 – Related Party Transactions

On February 3, 2020, the Custodian as an interim officer acting on behalf of the Company, appointed Yamilka Veras as President, Director and Sole officer of the Company.

On February 6, 2020, $4,145 of debt was purchased in the Company in exchange for 200,000,000 shares of common stock issued to a Related Party. The Company incurred a loss of $615,855 from the debt conversion.

As of July 31, 2021 loan amount of $12,349 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

July 31, 2021 and October 31, 2020

NOTE 9 – Legal Matters

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

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

QUEST MANAGEMENT, INC.

Notes to Condensed Unaudited Financial Statements

July 31, 2021 and October 31, 2020

NOTE 11 – Restatement of Financial Statements

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

	As originally reported on October 31, 2019	Effects of Error in		Restated Amounts October 31, 2019

		2019	Prior to 2019
- - - - - - - - - - - - - - - - - USD- - - - - - - - - - - - - - - -
Restatement in Balance Sheet
Assets	-	-	-	-
Liabilities	-	-	-	-

Restatement in Statement of Operations
Revenue	-	-	-	-
Expenses	-	-	-	-

Overall Effect on Financial Statements and Shareholders’ deficit

Understatement of Common stock (value)	USD	41,055
Understatement of Additional paid-in-capital	USD	51,945
Understatement of Accumulated Loss	USD	93,000
Net effect of restatement on Stockholders’ deficit	USD	Nill

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

Results of Operations

Our revenues for the three months ended July 31, 2021 and 2020 were $0 for both periods, respectively. Our cost of goods sold for the three months ended July 31, 2021 and 2020 was $0, resulting in gross profit of $0 for both periods, respectively . Our operating expenses for the three months ended July 31, 2021 and 2020 were $4,234 and $9,112 resulting in a net operating loss of $4,234 and $9,1120, respectively. The Company had $0 in other expenses for the three months ended July 31, 2021 and $615,855 in a loss from debt conversion and $11,806 in interest expense. This results in a net loss for the three months ended July 31, 2021 and 2020 in the amounts of $4,234 and $636,773, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2021. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2021

Cash	$0
Total assets	$0
Total liabilities	$61,087
Stockholder’s equity	$(61,087)

Plan of Operation for the next 12 months

Our cash balance is $0 as of July 31, 2021. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At July 31, 2021 the Company had $0 in cash and there were outstanding liabilities of $61,087.

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

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: September 27, 2021	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)