Form 10-K
period 2021-10-31
Pedro's List, Inc.
filed 2022-03-09
CIK 1627554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-201215

I.R.S. Employer Identification No. 32-0450509

PEDRO’S LIST, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

No market value of the voting and non-voting common equity held by non-affiliates has been computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the fact that no active trading market had been established as April 30, 2021.

As of October 31, 2021, the registrant had 261,055,120 shares of common stock issued and outstanding. As of the date of this filing, the registrant had 261,055,120 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PEDRO’S LIST, INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	25

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26

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

As used in this annual report, the terms “we”, “us”, “our”, “Pedro’s” and “Pedro’s List” mean Pedro’s List, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

Business

Pedro’s List, Inc., formerly known as Quest Management, Inc. the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company is currently looking for acquisition candidates that would bring operations, profitability and cash flows to the Company. From October 12, 2014- July 31,2018, Quest Management was in the early stages of developing our business, which is to develop marketing channels to distribute third-party fitness equipment to wholesale markets in the US. Fitness equipment would be any apparatus or device used during physical activity to enhance the strength or conditioning effects of that exercise by providing either fixed or adjustable amounts of resistance or to otherwise enhance the experience or outcome of an exercise routine. As of the year ended October 31, 2021, the Company has had no revenues or business operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have one employee. Andrew Birnbaum, our President and a Director handles the Company’s day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales are being made by our President and commissioned independent salespeople.

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

None.

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

Holders

As of February 15, 2022, the Company had 261,055,120 shares of our common stock issued and outstanding held by 4 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Our total assets for the year ended October 31, 2020, were $0. Our total assets for the current year ended October 31, 2021, were $0. We currently anticipate that our legal and accounting fees and general office expenses over the next 12 months as a result of being a reporting company with the SEC will be approximately $25,000 per year.

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

In the current year ended October 31, 2021, our sales revenue was $0. Our cost of goods sold for the year ended October 31, 2021, was $0 resulting in a gross profit of $0. Our operating expenses for the year ended October 31, 2021, were $40,209 and we had other expenses of $12,905 from debt forgiveness, resulting in a net loss of $27,304.

In comparison, our sales revenue for the year ended October 31, 2020, was $0. Our cost of goods sold for the year ended October 31, 2020, was $0 resulting in a gross profit of $0. Our operating expenses for the year ended October 31, 2020, were $29,446 and we had other expenses of $615,855 from loss from debt conversion and $64 from interest expense, resulting in a net loss of $645,365.

The following tables provide selected financial data about our Company for the period from the date of incorporation through October 31, 2021. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2021

Cash	$0
Total assets	$0
Total liabilities	$63,927
Stockholder’s equity	$(63,927)

Plan of Operation for the next 12 months

Our cash balance is $0 as of October 31, 2021. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated.

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

Liquidity and Capital Resources

At October 31, 2021, the Company had $0 in cash and there were outstanding liabilities of $63,927.

At October 31, 2020, the Company had $0 in cash and there were outstanding liabilities of $36,623.

On May 31, 2016, the Company issued a Convertible Promissory Note in the principal amount of $16,605 to Peak Marine Holdings LLC, a Florida limited liability company (“Peak”). This Convertible Promissory Note (the “Note”) was issued in consideration of advances and loans made by Peak to the Company. Pursuant to the terms of the Note, the holder has the right to convert any portion of the principal amount thereof at the par value of the Company’s common stock. The holder also has the right to assign any portion of the Note, or assign the shares to be issued upon any conversion of the Notes, to other parties. During the month of December 2016, Peak sold all its interest in the Note to five (5) independent third parties (the “Holders”). During the month of January 2017, the Holders provided notices of election to convert a total of $15,000 of the Note into shares, which totaled 15,000,000 shares of common stock. As of the prior year ended October 31, 2020, there is $1,605 remaining in principle on this note and $453 in accrued interest. As of the current year October 31, 2021, there is no balance due on this note payable.

During the current fiscal year ended October 31, 2021, the Company issued two promissory notes totaling $11,000. Additionally, the Company borrowed from a Related Party $23,093.

The Company will need to borrow money during the next fiscal year to meet its operating costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and for the year ended October 31, 2021, we have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at October 31, 2021.

CASH

There was $0 in cash as of the year ended October 30, 2021, and the prior year ended October 30, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Balance Sheets

October 31, 2021, and 2020

	October 31,
	2021	2020
ASSETS

Current Assets	$—	$—

Total Current Assets	—	—

Non-Current Assets	—	—

Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Notes payable	$17,150	$7,755
Note payable – related party	12,500	11,721
Accounts payable and accrued expenses	8,122	14,085
Accounts payable and accrued expenses – related party	26,155	3,062

Total Current Liabilities	63,927	36,623

Total Liabilities	63,927	36,623

Commitments and contingencies	—	—

Stockholders’ (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares and issued and outstanding at
October 31, 2021, and 2020	261,055	261,055
Additional paid-in capital	510,945	510,945
Accumulated (deficit)	(835,927)	(808,623)

Total Stockholders’ (Deficit)	(63,927)	(36,623)

Total Liabilities and Stockholders’ (Deficit)	$—	$—

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Statements of Operations

For the Years Ended October 31, 2021, and 2020

	Years Ended October 31,
	2021	2020

Revenues	$-	$-

Total revenues	-	-

Operating Expenses
General administrative	40,209	29,446

Total operating expenses	40,209	29,446

(Loss) before other expenses	(40,209)	(29,446)

Other (expense)
Loss from debt conversion	—	(615,855)
Debt forgiveness	12,905	—
Interest (expense)	—	(64)

Total other (expense)	12,905	(615,919)

(Loss) before income taxes	(27,304)	(645,365)
Income taxes	—	—

Net (loss)	$(27,304)	$(645,365)

(Loss) per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	192,789,924

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Statements of Cash Flows

For the Years Ended October 31, 2021, and 2020

	Years Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(27,304)	$(645,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from debt conversion	—	615,855
Changes in assets and liabilities
Increase in notes payable	10,174	—
Increase in accounts payable and accrued expenses	(5,963)	4,432
Increase in accounts payable and accrued expenses – related party	23,093	3,062
Net cash (used) in operating activities	—	(22,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt conversion	—	4,145
Assumption of note payable by outside party	—	—
Increase in notes payable	—	6,150
Increase in notes payable – related party	—	11,721

Net cash provided by financing activities	—	22,016

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Loss from debt conversion	$—	$615,855

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Statements of Stockholders’ Deficit

For the Years Ended October 31, 2021, and 2020

			Additional
	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Stockholders’ (Deficit)
	Shares	Amount
Balance – November 1, 2019	61,055,120	$61,055	$90,945	$(163,258)	$(11,258)

Common stock issued for debt	200,000,000	200,000	420,000	—	620,000

Net (loss) for the year ended October 31, 2020	—	—	—	(645,365)	(645,365)

Balance – October 31, 2020	261,055,120	261,055	510,945	(808,623)	(36,623)

Net (loss) for the year ended October 31, 2021	—	—	—	(27,304)	(27,304)

Balance – October 31, 2021	261,055,120	$261,055	$510,945	$(835,927)	$(63,927)

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Financial Statements

October 31, 2021, and 2020

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company, as described in the subsequent events footnote, expects to acquire Pedro’s List, LLC in the first calendar quarter of 2022 and is entering into the business of offering an online service to consumers looking for credible and reputable home service and repair providers in Mexico.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2021 and 2020 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Intangible Assets

Goodwill and intangible assets are reviewed for potential impairment in accordance with ASC 350, Intangibles - Goodwill and Other, whenever events or circumstances indicate that their carrying amounts may not be recoverable.  The Company had no such intangibles at October 31, 2021 and 2020, and recorded no impairment losses during the years ended October 31, 2021 and 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended October 31, 2021 and 2020 were $0.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Notes to Audited Financial Statements

October 31, 2021 and 2020

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of October 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2021 and 2020

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2021 resulted in accumulated deficit of $835,927. As of October 31, 2021, Company had working capital deficit of $63,927. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

At October 31, 2021, the Company had recorded $550 in accrued interest payable on the note that was assumed as mentioned above. This amount was included in the forgiveness of debt during the current year. The interest expense for the years ended October 31, 2021 and 2020 was $0 and $64, respectively.

At October 31, 2021, the Company has a Promissory Note in the principal amount of $6,150 to an LLC. This Promissory Note (the “Note”) was issued in consideration of advances and loans made by the LLC to the Company.

At October 31, 2021, the Company has two Promissory Notes in the principal amount of $6,000 to an Individual. This Promissory Note (the “Note”) was issued in consideration of a payment made by him to the Company’s attorney and a vendor.

At October 31, 2021, the Company has a Promissory Notes in the principal amount of $5,000 to an outside party. This Promissory Note (the “Note”) was issued in consideration of a payment made by him to the Company’s attorney.

These loans were for operating expenses of the Company, due upon demand and have no interest rate. The notes were originally made for six to twelve months, but are due upon demand without any penalties or interest.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2021 and 2020

NOTE 4 – Note Payable-Related Party

As of October 31, 2021, loan amount of $12,500 is due to Custodian of the company. The note is non-interest bearing, unsecured and is payable on demand.

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended October 31, 2021.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of October 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at October 31, 2021, were as follows:

	Balance		Rate	Tax
Federal loss carryforward	$835,927	(1)	21%	$175,545
Valuation allowance				(175,545)
Deferred tax asset				$—

(1)	This amount has been restated due to an adjustment in a previous period for the value assigned to shares issued for services.

The new law also changes the rules on NOL carry forward. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2021 and 2020

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

QUEST MANAGEMENT, INC.

Notes to Audited Financial Statements

October 31, 2021 and 2020

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

As of October 31, 2021 loan amount of $12,500 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

As of October 31, 2021 and 2020 the Company owes $26,155 and $3,062 due to an LLC owned 50% of by the current President of the company. The accounts payable due to the related party are due on demand.

NOTE 9 – Forgiveness of Debt

The forgiveness of debt represents the settlement with a vendor and note holder on prior amounts due to them of $12,905 due.

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

NOTE 11 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2021 through the date these financial statements were issued and has determined that it has one material subsequent events to disclose in these financial statements.

The Company proposed a merger with Pedro’s List US, LLC and changed its name to Pedro’s List, Inc. The Company expects to file the merger documents with the SEC and FINRA and complete the merger in the first calendar quarter of 2022. The Company will take on the business of the acquired entity which is the offering of an online service to consumers looking for credible and reputable home service and repair providers in Mexico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of October 31, 2021 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of October 30, 2021, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2021, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2021: Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions
Andrew Birnbaum (*)	57	President, Treasurer, Secretary and Director

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer and director, Andrew Birnbaum.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrew Birnbaum President, Secretary, Treasurer and Director	2021 and 2020	0	0	0	0	0	0	0	0

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2021, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Andrew Birnbaum	0	0	0	0	N/A	0	0	0	0

_____

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Birnbaum	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Andrew Birnbaum	200,000,000 Direct
All directors and executive officers as a group (1 person)		200,000,000 Direct	76.61%
24

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our prior principal accountants (Zia Masood Kiani & Co) during the fiscal years ended October 31, 2021, and 2020: (No fees to our current principal accounts PKF Antares have been accrued or reflected in the table below.)

Fee Category	2021	2020
Audit Fees	$4,911	$6,221
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$4,911	$6,221

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

25

.

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

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDRO’S LIST, INC.
(Registrant)

Dated: March 9, 2022	By:	/s/ Andrew Birnbaum
	Name:	Andrew Birnbaum
	Title:	President, Secretary, Treasurer, and Director
(principal executive officer and principal accounting officer)