Form 10-Q
period 2022-01-31
Pedro's List, Inc.
filed 2022-04-07
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

(714) 599-2126
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 261,055,120 shares of common stock as of the date of March 22, 2022.

QUEST MANAGEMENT INC.

January 31, 2022

FORM 10-Q

2

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

PEDRO’S LIST, INC. (formerly Quest Management, Inc.)
Condensed Balance Sheets
January 31, 2022, and October 31, 2021
(Unaudited)

	January 31,	October 31,
	2022	2021

ASSETS

Current Assets	$—	$—
Total Current Assets	—	—
Non-Current Assets	—	—
Total Non-Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$45,272	$17,150
Note payable -Related party	12,500	12,500
Accounts payable and accrued expenses	14,250	8,122
Accounts payable and accrued expenses -Related party	20,155	26,155

Total Current Liabilities	92,177	63,927

Total Liabilities	92,177	63,927

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares issued and outstanding at
January 31, 2022 and October 31, 2021	261,055	261,055
Additional paid-in capital	510,945	510,945
Accumulated (Deficit)	(864,177)	(835,927)

Total Stockholders' (Deficit)	(92,177)	(63,927)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC. (formerly Quest Management, Inc.)
Condensed Statements of Operations
For the Three Months Ended January 31, 2022 and 2021
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

Revenues	$—	$—

Total Revenues	—	—

Operating Expenses
General and administrative	28,250	8,583

Total operating expenses	28,250	8,583

(Loss) before other expenses	(28,250)	(8,583)

Other (expense)
Interest (expense)	—	(16)

Total other (expense)	—	(16)

(Loss) before income taxes	(28,250)	(8,599)
Income taxes	—	—

Net (loss)	$(28,250)	$(8,599)

(Loss) per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	261,055,120

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC. (formerly Quest Management, Inc.)
Condensed Statements of Stockholders' (Deficit)
For the Three Months Ended January 31, 2022 and 2021
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2020	261,055,120	$261,055	$510,945	$(808,623)	$(36,623)

Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)

Balance- January 31, 2021	261,055,120	261,055	510,945	(817,222)	(45,222)

Balance- November 1, 2021	261,055,120	261,055	510,945	(835,927)	(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	(28,250)	(28,250)

Balance- January 31, 2022	261,055,120	$261,055	$510,945	$(864,177)	$(92,177)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC. (formerly Quest Management, Inc.)
Condensed Statements of Cash Flows
For The Three Months Ended January 31, 2022 and 2021
(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(28,250)	$(8,599)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	6,128	6,391
Increase in accounts payable and accrued expenses -Related party	(6,000)	2,000

Net cash (used) in operating activities	(28,122)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	28,122	—
Increase in notes payable -Related party	—	208

Net cash provided by financing activities	28,122	208

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

(formerly Quest Management, Inc.)

Notes to Condensed Unaudited Financial Statements

January 31, 2022

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company, as described in the subsequent events footnote, expects to acquire Pedro’s List, LLC by the end of the second calendar quarter of 2022 and is entering into the business of offering an online service to consumers looking for credible and reputable home service and repair providers in Mexico.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2022,and 2021, are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended January 31, 2022 and 2021 were $0.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of January 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2022 resulted in accumulated deficit of $864,177. As of January 31, 2022, Company had working capital deficit of $92,177. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 – Notes Payable

The Company’s debt consists of the following:

	January 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured.	$33,122	$5,000

Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150

Notes payable, non-interest bearing, due upon demand, unsecured	6,000	6,000

Total due	45,272	17,150
Current Portion	45,272	17,150
Long-term portion	$—	$—

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 4 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	January 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured	$12,500	$12,500

Total due	12,500	12,500
Current Portion	12,500	12,500
Long-term portion	$—	$—

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended January 31, 2022.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 5 – Income Taxes(Continued)

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of January 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at January 31, 2022, were as follows:

	Balance		Rate	Tax
Federal loss carryforward	$864,177	(1)	21%	$181,477
Valuation allowance				(181,477)
Deferred tax asset				$—

(1)	This amount has been restated due to an adjustment in a previous period for the value assigned to shares issued for services.

NOTE 6 – Contingencies and Commitments

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

 PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 6 – Contingencies and Commitments(Continued)

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

NOTE 7 – Related Party Transactions

A loan amount of $12,500 is due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand.

As of January 31, 2022 and October 31, 2021, the Company owes $20,155 and $26,155 due to an LLC owned 50% of by the current President of the company. The accounts payable due to the related party are due on demand. The Company in the current quarter paid $6,000 back to the related party.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Unaudited Financial Statements

January 31, 2022

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2022 through the date these financial statements were issued and has determined that it has one material subsequent events to disclose in these financial statements.

The Company proposed a merger with Pedro’s List US, LLC and changed its name to Pedro’s List, Inc. The Company expects to file the merger documents with the SEC and FINRA and complete the merger in the second calendar quarter of 2022. The Company will take on the business of the acquired entity which is the offering of an online platform service to consumers looking for credible and reputable home service and repair providers in Mexico.

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

As used in this annual report, the terms "we", "us", "our", “Pedro’s List" mean Pedro’s List,Inc  ., unless the context clearly requires otherwise.

Results of Operations

Our revenues for the three months ended January 31, 2022 and 2021 were $0 for both periods, respectively. Our cost of goods sold for the three months ended January 31, 2022 and 2021 was $0, resulting in gross profit of $0 for both periods, respectively . Our operating expenses for the three months ended January 31, 2022 and 2021 were $28,250 and $8,583 resulting in a net operating loss of $28,250 and $8,583, respectively. The Company had $0 in other expenses for the three months ended January 31, 2022 and $16 in other expense during the three months ended January 31, 2021. This results in a net loss for the three months ended January 31, 2022 and 2021 in the amounts of $28,250 and $8,599, respectively.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2022. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2022

Cash	$0
Total assets	$0
Total liabilities	$92,117
Stockholder’s equity	$(92,117)

Plan of Operation for the next 12 months

Our cash balance is $0 as of January 31, 2022. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated or unless we borrow additional funds.

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

Liquidity and Capital Resources

At January 31, 2022 the Company had $0 in cash and there were outstanding liabilities of $92,177.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

Quest Management Inc.

QUEST MANAGEMENT INC.
(Registrant)

Dated: April 7, 2022	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)