Form 10-Q
period 2022-04-30
Pedro's List, Inc.
filed 2022-06-21
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

April 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-201215

I.R.S. Employer Identification No. 32-0450509

PEDRO’S LIST, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

11700 West Charleston Blvd.

Suite 170-174

Las Vegas, NV 89135

(Address of principal executive offices, including zip code.)

(702) 985-7544
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 361,055,120 shares of common stock as of the date of June 17, 2022.

PEDRO’S LIST, INC.

April 30, 2022

FORM 10-Q

2

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

PEDRO'S LIST, INC.
Condensed Balance Sheets
April 30, 2022 and October 31, 2021
(Unaudited)

	April 30,	October 31,
	2022	2021

ASSETS

Current Assets	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$68,419	$17,150
Note payable-Related party	12,500	12,500
Accounts payable and accrued expenses	15,808	8,122
Accounts payable and accrued expenses-Related party	18,155	26,155

Total Current Liabilities	114,882	63,927

Total Liabilities	114,882	63,927

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
261,055,120 shares issued and outstanding at
April 30, 2022 and October 31, 2021	261,055	261,055
Additional paid-in capital	510,945	510,945
Accumulated (Deficit)	(886,882)	(835,927)

Total Stockholders' (Deficit)	(114,882)	(63,927)

Total Liabilities and Stockholders' (Deficit)	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Statements of Operations
For the Six Months and Three Months Ended April 30, 2022 and 2021
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2022	2021	2022		2021

Revenues	$—	$—	$—		$—
Total revenues	—	—	—		—

Operating Expenses
General and administrative	50,955	20,198	22,705		11,615

Total operating expenses	50,955	20,198	22,705		11,615

(Loss) before other expenses	(50,955)	(20,198)	(22,705)		(11,615)

Other (expense)
Interest (expense)	—	(32)	—		(16)

Total other (expense)	—	(32)	—		(16)

(Loss) before income taxes	(50,955)	(20,230)	(22,705)		(11,631)
Income taxes	—	—	—		-

Net (loss)	$(50,955)	$(20,230)	$(22,705)		$(11,631)

(Loss) per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$	$(0.00)

Weighted average shares outstanding
Basic and diluted	261,055,120	261,055,120	261,055,120		261,055,120

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Statements of Stockholders' (Deficit)
For the Three Months Ended April 30, 2022 and 2021
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2020	261,055,120	$261,055	$510,945	$(808,623)	$(36,623)

Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)

Balance - January 31, 2021	261,055,120	261,055	510,945	(817,222)	(45,222)

Net (loss) for the three months ended April 30, 2021	—	—	—	(11,631)	(11,631)

Balance - April 30, 2021	261,055,120	$261,055	$510,945	$(828,853)	$(56,853)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2021	261,055,120	$261,055	$510,945	$(835,927)	$(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	(28,250)	(28,250)

Balance - January 31, 2022	261,055,120	261,055	510,945	(864,177)	(92,177)

Net (loss) for the three months ended April 30, 2022	—	—	—	(22,705)	(22,705)

Balance- April 30, 2022	261,055,120	$261,055	$510,945	$(886,882)	$(114,882)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Statements of Cash Flows
For the Six Months Ended April 30, 2022 and 2021
(Unaudited)

	Six Months Ended
	April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(50,955)	$(20,230)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,686	19,417
Increase in accounts payable and accrued expenses- Related party	(8,000)	2,000

Net cash (used) in operating activities	(51,269)	1,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	51,269	(1,605)
Increase in notes payable- Related party	—	418

Net cash provided by financing activities	51,269	(1,187)

Net (decrease) in cash	—	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

Notes to Condensed Unaudited Financial Statements

April 30, 2022

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company, as described in the subsequent events footnote, acquired Pedro’s List, LLC on May 23, 2022 through the exchange of 100,000,000 shares of its common stock and is entering into the business of offering an online service to consumers looking for credible and reputable home service and repair providers in Mexico. The Company in the next quarter filings will account for this transaction as a Reverse Take Over.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2021,and 2020, are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All other periods presented in these financial statements are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended April 30, 2022 and 2021 were $0.

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

Notes to Unaudited Financial Statements

April 30, 2022

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

Notes to Unaudited Financial Statements

April 30, 2022

NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of April 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2022 resulted in accumulated deficit of $886,882. As of April 30, 2022, Company had working capital deficit of $114,882. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

PEDRO’S LIST, INC.

Notes to Unaudited Financial Statements

April 30, 2022

NOTE 3 – Notes Payable

The Company’s debt consists of the following:

	April 30, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured.	$56,269	$5,000

Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150

Notes payable, non-interest bearing, due upon demand, unsecured	6,000	6,000

Total due	68,419	17,150
Current Portion	68,419	17,150
Long-term portion	$—	$—

 NOTE 4 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	April 30, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured	$12,500	$12,500

Total due	12,500	12,500
Current Portion	12,500	12,500
Long-term portion	$—	$—

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended April 30, 2022.

PEDRO’S LIST, INC.

Notes to Unaudited Financial Statements

April 30, 2022

NOTE 5 – Income Taxes(Continued)

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of April 30, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at April 30, 2022, were as follows:

	Balance		Rate	Tax
Federal loss carryforward	$886,882	(1)	21%	$186,245
Valuation allowance				(186,245)
Deferred tax asset				$—

(1)	This amount has been restated due to an adjustment in a previous period for the value assigned to shares issued for services.

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

 PEDRO’S LIST, INC.

Notes to Unaudited Financial Statements

April 30, 2022

NOTE 6 – Contingencies and Commitments (Continued)

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

As of April 30, 2022 and October 31, 2021, the Company owes $18,155 and $26,155 due to an LLC owned 50% of by the current President of the company. The accounts payable due to the related party are due on demand. The Company in the six months ended April 30, 2022 has paid $8,000 back to the related party.

NOTE 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2022 through the date these financial statements were issued and has determined that it has one material subsequent events to disclose in these financial statements.

The Company entered into a share exchange agreement with Pedro’s List US, LLC and changed its name to Pedro’s List, Inc. The Company issued 100,000,000 shares of its common stock for 100% of the Member’s Interests in the LLC. The Company filed the merger documents with the SEC via a Form 8-K on May 23, 2022 and filed the appropriate documents with FINRA in June 2022 and is waiting for their review and comments for the merger to be complete. The Company will take on the business of the acquired entity which is the offering of an online platform service to consumers looking for credible and reputable home service and repair providers in Mexico.

All the information for this merger is in the Form 8-K filed on May 23, 2022 with the SEC.

On June 2, 2022, the Board of Directors has been presented with the proposal to approve a reverse stock split of the Corporation’s common stock at a ratio of 5,000 to 1, to become effective on June 17, 2022 or as soon as possible thereafter once processed by FINRA;

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

As disclosed elsewhere in this report, on May 23, 2022, the Company acquired Pedro’s List, LLC in a reverse acquisition transaction. Item 2.01(f) of Form 8-K states that if the registrant was a shell company, as we were immediately before the reverse acquisition transaction disclosed under Item 2.01, then the registrant must disclose the information that would be required if the registrant were filing a general form for registration of securities on Form 10, which was done in the Form 8-K.

Our plan of operation for the next 12 months is to: (i) enter into the business as described below(ii) seek to raise additional equity funding. During the next 12 months, our minimum cash requirements include expenses to; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate Pedro’s List operations, as described below. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Business

Pedro’s List LLC’s main business operations is connecting homeowners and consumers with service professionals for home repair, maintenance and improvement projects. Pedro’s List provides the technology tools and resources to allow homeowners to find local pre-screened, customer reviewed service professionals and instantly book appointments online or through the mobile application. Pedro’s list also provides consumers with other home-related services resources. The concept of consumers writing reviews based on experience to assist others in the determination of their choices, is a proven business model we have implemented in the build a robust technology application to facilitate these transactions. An experienced team has been assembled to implement the plan to offer these services to consumers in a better way and significantly benefit service providers.

Corporate History

Pedro’s List, LLC was founded in 2018.

Nature of Operations

Pedro’s List, LLC is a technology company that helps consumers find reputable service providers for home-related services. A list of these services include over 600 different types of home-related repair services like plumbing, painting, electrical, etc. The technology that brings consumers with customer reviewed service providers and facilitates these transactions has been extensively tested for a variety of functions. One is functionality. The ability to service the consumers with a number of complex scenarios has been positively evaluated from several experienced sources. The second is security. The technology has the same high-level security protocols as many other financial services companies currently use. The third is scalability. Scalability has been repeatedly tested and third-party tested as well. We are launching in Cabo San Lucas, which has a total population of around 120,000 people. We plan to launch in a smaller market to determine any possible challenges, learn from our customers and determine the most effective processes. We then plan to launch in Mexico City. The company will have revenue from service providers, advertising and consumers. A percentage of the total cost of a job is charged for referring consumers the business to service providers. Several types of a subscription-based fee to service providers, multiple levels of advertising on the website and the app and after the initial free download of the app, different levels and options are available to consumers.

Results of Operations

Our revenues for the three months ended April 30, 2022 and 2021 were $0 for both periods, respectively. Our revenues for the six months ended April 30, 2022 and 2021 were $0 for both periods, respectively. Our cost of goods sold for the three and six months ended April 30, 2022 and 2021 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended April 30, 2022 and 2021 were $22,705 and $11,615 resulting in a net operating loss of $22,705 and $11,615, respectively. Our operating expenses for the six months ended April 30, 2022 and 2021 were $50,955 and $20,198 resulting in a net operating loss of $50,955 and $20,198, respectively. The Company had $0 in other expenses for the three months ended April 30, 2022 and $16 in other expense during the three months ended April 30, 2021. This results in a net loss for the three months ended April 30, 2022 and 2021 in the amounts of $22,705 and 11.631, respectively. The Company had a net loss for the six months ended April 30, 2022 and 2021 of $50,955 and $20,230, respectively.

Liquidity

We had $0 in cash and $114,882 in current liabilities as of April 30, 2022.

We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated or unless we borrow additional funds.

Plan of Operation for the next 12 months

Our cash balance is $0 as of April 30, 2022.

Over the next twelve months we plan to launch our app and expand our business operations. These are estimates based on our projections and could materially differ from actual expenses that we will incur.

We anticipate that we will incur the following operating expenses over the upcoming 12 months to implement the business acquired:

Estimated Funding Required During the Next 12 Months
Expense	Amount ($)
Intellectual Property Registrations	$10,000
Marketing	3,725,000
Payroll	3,863,630
Research and Development	575,000
Consulting and Management Fees	245,000
Professional Fees	500,000
Rent	600,000
Travel	260,000
Other General Administrative Expenses	1,042,000
Total	$10,820,630

We will continue to analyze and evaluate opportunities to acquire strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing products and services. Our strategy is to raise sufficient capital to launch the app. Even if we do, such investments may involve significant expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not anticipate the purchase significant equipment during the next twelve months.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate additional revenue sufficient to maintain operations or obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

See our Plan of Operation above for information about our cash requirements for the next twelve months.

Capital Resources

The cash flows used in operating activities for the six months ended April 30, 2022 consisted of the following: a decrease in accounts payable and accrued expenses of $314 resulting in net cash used in operating activities of $51,269.

The cash flows from financing activities for the six months ended April 30, 2022 consisted of the following: During the period from inception on August 6, 2018 through December 31, 2018, we received cash from notes payable in the amount of $51,269, for total net cash provided from financing activities in the amount of $51,269.

As reflected in the financial statements, the Company has incurred current period losses and has had  negative cash flows from operating activities. The Company also incurred losses in prior periods.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We intend to fund future operations for the next twelve months through raising funds from debt and/or equity offerings.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the issuance date of this Annual Report. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

PEDRO’S LIST,
(Registrant)

Dated: June 21, 2022	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)