Form 10-Q
period 2022-07-31
Pedro's List, Inc.
filed 2022-10-07
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

July 31, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 361,055,120 shares of common stock as of the date of September 27, 2022.

PEDRO’S LIST, INC.

July 31, 2022

FORM 10-Q

2

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

Pedro’s List, Inc.

(Formerly Quest Management, Inc.)
Condensed Consolidated Balance Sheets

July 31, 2022 and October 31, 2021

(Unaudited)

	July 31,	October 31,
	2022	2021

ASSETS

Current Assets
Cash	$126	$—
Note receivable	6,000	—

Total Current Assets	6,126	—

Total Assets	$6,126	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$226,829	$17,150
Note payable-Related party	12,500	12,500
Accounts payable and accrued expenses	58,042	8,122
Accounts payable and accrued expenses-Related party	—	26,155

Total Current Liabilities	297,371	63,927

Total Liabilities	297,371	63,927

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
73,887 and 53,887 shares issued and outstanding at
July 31, 2022 and October 31, 2021	74	54
Additional paid-in capital	1,321,926	771,946
Accumulated (Deficit)	(1,613,245)	(835,927)

Total Stockholders' (Deficit)	(291,245)	(63,927)

Total Liabilities and Stockholders' (Deficit)	$6,126	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Pedro’s List, Inc.

(Formerly Quest Management, Inc.)
Condensed Consolidated Statement of Operations

For the Nine Months and Three Months Ended July 31, 2022 and 2021

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating Expenses
General and administrative	92,525	24,432	41,570	(4,234)

Total operating expenses	92,525	24,432	41,570	(4,234)
(Loss) before other expenses	(92,525)	(24,432)	(41,570)	4,234
Other (expense)
		—		—
Impairment (loss)	(647,739)	—	(647,739)	—
Interest (expense)	(1,070)	(32)	(1,070)	(16)

Total other (expense)	(648,809)	(32)	(648,809)	(16)

(Loss) before income taxes	(741,334)	(24,464)	(690,379)	4,218
Income taxes	—	—	—	—

Net (loss)	$(741,334)	$(24,464)	$(690,379)	$4,218
(Loss) per share -Basic and diluted	$(12,58)	$(0.45)	$(10.02)	$0.08
Weighted average shares outstanding
Basic and diluted	58,942	54,211	68,887	54,211

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Pedro’s List, Inc.

(Formerly Quest Management, Inc.)
Condensed Consolidated Statement of Stockholders’ (Deficit)

For the Three Months Ended July 31, July 31, January 31, 2022 and 2021

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance-November 1, 2020	53,887	$54	$771,946	$(808,623)	$(36,623)
Net (loss) for the three months ended January 31, 2021	—	—	—	(8,599)	(8,599)
Balance-January 31, 2021	53,887	54	771,946	(817,222)	(45,222)
Net (loss) for the three months ended April 30, 2021	—	—	—	(11,631)	(11,631)
Balance-April 30, 2021	53,887	54	771,946	(828,853)	(56,853)
Net (loss) for the three months ended July 31, 2021	—	—	—	(4,234)	(4,234)
Balance-July 31, 2021	53,887	$54	$771,946	$(833,087)	$(61,087)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance-November 1, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	(28,250)	(28,250)
Balance-January 31, 2022	53,887	54	771,946	(864,177)	(92,177)

Net (loss) for the three months ended April 30, 2022	—	—	—	(22,705)	(22,705)
Balance-April 30, 2022	53,887	54	771,946	(886,882)	(114,882)

Issuance of common stock for acquisition	20,000	20	549,980	—	550,000
Distributions by Subsidiary	—	—	—	(35,984)	(35,984)

Net (loss) for the three months ended July 31, 2022	—	—	—	(690,379)	(690,379)
Balance-July 31, 2022	73,887	$74	$1,321,926	$(1,613,245)	$(291,245)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Pedro’s List, Inc.

(Formerly Quest Management, Inc.)
Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended July 31, 2022 and 2021

(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(741,334)	(24,464)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment loss	647,739	—
		—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	41,454	20,441

Net cash (used) in operating activities	(52,143)	(4,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Assumption of note payable by an outside party	—	(1,605)
Increase in notes payable	52,269	5,000
Increase in notes payable-Related party	—	628

Net cash provided by financing activities	52,269	4,023

Net increase in cash	126	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$126	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Impairment loss	$647,739	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

(formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company acquired Pedro’s List U.S. L.L.C. on May 23, 2022 through the exchange of 20,000 shares (100,000,000 shares on a pre-reverse stock split basis) of its common stock and is entering into the business of offering an online service to consumers looking for credible and reputable home service and repair providers in Mexico. This acquisition was treated as a purchase with Pedro’s List, Inc. being the Acquirer.

The Company may continue to seek the acquisition of other business activities and the related capital needed to enter into an activity to bring operations that would be profitable and increase the value to the shareholders. The activities may be in the industries currently or previously pursued, but it is not known at this point in time, and the current operations will be financed by its parent company and/or debts incurred by the Company.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2021 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All other periods presented in these financial statements are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended July 31, 2022 and 2021 were $0.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company does not amortize any intangible assets with finite lives.

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Management determined an impairment adjustment related to these intangibles was necessary at July 31, 2022. The Company impaired the goodwill allocated from the purchase of its Subsidiary in the amount of $647,739.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of July 31, 2022 and 2021, respectively

Principles of Consolidation

The consolidated financial statements include the accounts of Pedro’s List, Inc. and its wholly-owned Subsidiary Pedro’s List U.S. L.L.C. (“Pedro’s List, LLC) All intercompany transactions are eliminated in consolidation.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

j NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to July 31, 2022 resulted in accumulated deficit of $1,613,245. As of July 31, 2022, Company had working capital deficit of $291,245. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 – Acquisition

Effective May 23, 2022 acquired all membership interests in Pedro’s List LLC

The purchase price for the acquisition of Pedro’s List, LLC was the issuance of 20,000 shares (100,000,000 shares on a pre-reverse stock split basis) of the Company’s common stock at $27.50 ($0.055 on a pre-reverse stock split basis) per share and the assumption of the net liabilities of Pedro’s List, LLC. One hundred percent of the purchase price was allocated to goodwill.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

NOTE 3 – Acquisition (Continued)

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

Cash	$45,198
Intercompany debt offset	18,155
Note receivable	6,000
Total assets acquired	69,353

Accounts payable and accrued expenses	9,682
Notes payable	157,410
Total liabilities assumed	167,092
Net debt assumed	97,739
Common stock issued	550,000
Amount allocated to goodwill(impaired)	$647,739

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	July 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured.	$56,269	$5,000
Note payable, non-interest bearing, due upon demand, unsecured.	32,410	—
Note payable, 15% interest, due upon demand, unsecured.	25,000	—
Note payable, non-interest bearing, due upon demand, unsecured.	100,000	—
Note payable, non-interest bearing, due upon demand, unsecured.	7,150	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	6,000	6,000

Total due	226,829	17,150
Current Portion	226,829	17,150
Long-term portion	$—	$—

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

 NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	July 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured	$12,500	$12,500

Total due	12,500	12,500
Current Portion	12,500	12,500
Long-term portion	$—	$—

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended July 31, 2022.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

NOTE 6 – Income Taxes (Continued)

The components of deferred income tax assets (liabilities) at July 31, 2022, were as follows:

	Balance		Rate	Tax
Federal loss carryforward	$1,321,926	(1)	21%	$277,604
Valuation allowance				(277,604)
Deferred tax asset				$—

(1)	This amount has been restated due to an adjustment in a previous period for the value assigned to shares issued for services.

NOTE 7 – Capital Stock

On May 23, 2022, the Company issued 20,000 shares (100,000,000 shares on a pre-reverse stock split basis) of its common stock valued at $27.50 ($0.0055 on a pre-reverse stock split basis) per share for the acquisition of Pedro’s List, LLC. This transaction was determined to be an acquisition for accounting purposes with Pedro’s List, Inc. being the Acquirer.

On August 11, 2022, he Company effected a reverse split of its common stock on a one for five thousand (1:5,000) basis This split has been retroactively reflected in these financial statements. That same day, the Company also changed its ticker symbol to “PDRO”.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2022

NOTE 8 – Contingencies and Commitments (Continued)

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

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2022 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

Plan of Operation

As disclosed elsewhere in this report, on May 23, 2022, the Company acquired Pedro’s List U.S. L.L.C. (“Pedro’s List, LLC") in a reverse acquisition transaction. Item 2.01(f) of Form 8-K states that if the registrant was a shell company, as we were immediately before the reverse acquisition transaction disclosed under Item 2.01, then the registrant must disclose the information that would be required if the registrant were filing a general form for registration of securities on Form 10, which was done in the Form 8-K.

Our plan of operation for the next 12 months is to: (i) enter into the business as described below, and (ii) seek to raise additional equity funding. During the next 12 months, our minimum cash requirements include expenses to; the payment of our SEC reporting filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate Pedro’s List operations, as described below. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

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

Results of Operations

Our revenues for the three months ended July 31, 2022 and 2021 were $0 for both periods, respectively. Our revenues for the nine months ended July 31, 2022 and 2021 were $0 for both periods, respectively. Our cost of goods sold for the three and nine months ended July 31, 2022 and 2021 was $0, resulting in gross profit of $0 for both periods, respectively. Our operating expenses for the three months ended July 31, 2022 and 2021 were $41,571 and $(4,234) resulting in a net operating loss (gain) of $41,571 and $(4,234), respectively. Our operating expenses for the nine months ended July 31, 2022 and 2021 were $92,526 and $24,432 resulting in a net operating loss of $92,526 and $24,432, respectively. The Company had $597,853 in other expenses for the three months ended July 31, 2022 and $16 in other expense during the three months ended July 31, 2021. This results in a net loss (gain) for the three months ended July 31, 2022 and 2021 in the amounts of $639,424 and $(4,218), respectively. The Company had a net loss for the nine months ended July 31, 2022 and 2021 of $690,379 and $24,464, respectively.

Liquidity

We had $126 in cash and $6,000 in Note Receivable and $297,371 in current liabilities as of July 31, 2022.

We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time unless additional revenues are generated or unless we borrow additional funds.

Plan of Operation for the next 12 months

Our cash balance is $126 as of July 31, 2022.

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

Capital Resources

The cash flows used in operating activities for the nine months ended July 31, 2022 consisted of the following: an increase in net loss from $24,464 during the nine months ended July 31, 2021 to $690,379 for the nine months ended July 31, 2022. Adjustments to reconcile net loss to net cash used in operating activities for the nine months ended July 31, 2022 consisted of $550,000 for impairment loss and $46,783 for bargain loss. Increase in accounts payable and accursed expenses increased from $20,441 during the nine months ended July 31, 2021 to $41,453 for the nine months ended July 31, 2022.

The cash flows from financing activities for the nine months ended July 31, 2022 consisted of an increase of notes payable in the amount of $52,269, for total net cash provided from financing activities in the amount of $52,269.

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

The Company is not required by current SEC rules to include, and does not include an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2022, we issued 20,000 shares (100,000,000 shares on a pre-reverse stock split basis) of our common stock to Andrew Birnbaum, the sole member and owner of Pedro’s List, LLC as part of the closing of the Share Exchange Agreement in exchange for all of the membership units and ownership interests of Pedro’s List, LLC. The issuance of the shares was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.

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

PEDRO’S LIST, INC.
(Registrant)

Dated: October 7, 2022	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)