Form 10-K
period 2022-10-31
Pedro's List, Inc.
filed 2023-03-15
CIK 1627554

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-201215

PEDRO’S LIST, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0450509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 West Charleston Blvd.

Suite 170-174

Las Vegas, NV 89135

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (702) 985-7544

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

No market value of the voting and non-voting common equity held by non-affiliates has been computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the fact that no active trading market had been established as April 30, 2022.

As of October 31, 2022, the registrant had 50,073,887 shares of common stock issued and outstanding. As of the date of this filing, the registrant had 62,573,887  shares of common stock issued and outstanding.

QUEST MANAGEMENT INC.

FORM 10-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

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

ITEM 1. BUSINESS

Business

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company acquired Pedro’s List U.S. L.L.C. on May 23, 2022 through the exchange of 20,000 shares (100,000,000 shares on a pre-reverse stock split basis) of its common stock. The Company’s main business operations is connecting homeowners and consumers with service professionals for home repair, maintenance and improvement projects. Pedro’s List provides the technology tools and resources to allow homeowners to find local pre-screened, customer reviewed service professionals and instantly book appointments online or through the mobile application. Pedro’s List also provides consumers with other home-related services resources. The concept of consumers writing reviews based on experience to assist others in the determination of their choices, is a proven business model we have implemented in the build of a robust technology application to facilitate these transactions. An experienced team has been assembled to implement the plan to offer these services to consumers in a better way and significantly benefit service providers.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have one employee. Andrew Birnbaum, our President and Director handles the Company’s day-to-day operations. We intend to hire employees as revenue supports the expense. Our initial sales are being made by our President and commissioned independent salespeople.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

The Company’s principal offices are located at: 11700 West Charleston Blvd., Suite 170-174, Las Vegas, NV 89135.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s principal offices are located at: 11700 West Charleston Blvd., Suite 170-174, Las Vegas, NV 89135.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol PDRO. To date there has been no active trading of our common stock. Any quotes shown on OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Transfer agent

We have retained Empire Stock Transfer Inc. to serve as transfer agent for shares of our common stock.

Holders

As of October 31, 2022, the Company had 50,073,887 shares of our common stock issued and outstanding held by 6 holders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. [RESERVED].

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Annual Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

In May 2022, we acquired Pedro’s List, LLC which is in the technology business to provide online service to consumers in the Mexican market.

Our plan of operation for the next 12 months is to: (i). execute on the proof of concept and differentiators, (ii) establish the market for our services (iii) assemble a team of highly skilled and experienced people (iii) execute the technology and establish a revenue base for our services. During the next 12 months, our cash requirements include expenses to market our technology; expenses to set up facilities and systems set ups to provide the services to the consumers; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate not only our online technologies but create the system of providers to the consumer. We have no commitments to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

As of October 31, 2022, we had total current assets of $23,518 consisting of $17,518 in cash and $6,000 in a note receivable. We had $369,805 in total current liabilities as of October 31, 2022.  Our total current liabilities of $369,805 consisted of notes payable $321,829, notes payable-related party of $12,500 and accounts payable and accrued expenses of $35,476. See our Plan of Operation above for information about our cash requirements for the next 12 months.

For a description of the various loans that the Company received during the year ended October 31, 2022, and subsequent to October 31, 2022, see footnotes 4 and 5 to the Company’s financial statements included herein. The Company intends to repay these loans from future revenues and offerings of capital raises, though none have been formally established at the date of this report.

See the Exhibit Index below to determine where copies of the various promissory notes and/or amendments are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Year Ended October 31, 2022 Compared Year Ended October 31, 2021

We had no revenues during the year ended October 31, 2022.  We hope to start earning revenues during the present fiscal year ending October 31, 2023.

We incurred general and administrative expenses of $189,997 for the year ended October 31, 2022, an increase of $149,788 from the $40,209 of general and administrative expenses incurred during the year ended October 31, 2021.

We incurred interest expense of $7,181 in the year ended October 31, 2022, an increase of $7,181 from $0 of interest expense incurred in the year ended October 31, 2021. The increase is due to the increase in aggregate principal balance of the notes payable in the later period from increased borrowings.

We incurred an impairment in the year ended October 31, 2022, of $647,739, which represented the purchase price paid for Pedro’s List, LLC and assumed liabilities over assets that could not be assigned to assets or goodwill.

We incurred a net loss of $882,360, or approximately $0.31 per share, in the year ended October 31, 2022, which is $855,056 more than the net loss of $27,304 incurred in the year ended October 31, 2021.  The increase in the net loss incurred in the later period is largely attributable to an increase in general and administrative expenses and the impairment loss in the later period.

Capital Resources

The cash flows from operating activities during the year ended October 31, 2022, consisted of the following: The net loss of $882,360 partially offset by $647,739 from the non-cash impairment on the acquisition, $50,000 in issuance of common stock for services, a $54,870 increase in accounts payable and accrued expenses resulting in net cash used in operating activities of $129,751.

The cash flows from operating activities during the prior year ended October 31, 2021, consisted of the following: The net loss of $27,304 partially offset by an decrease of $5,963 in accounts payable and accrued expenses – Related Party,an increase of $23,093 in accounts payable and accrued expenses and an increase in notes payable of $10,174 resulting in net cash used in operating activities of $0.

The cash flows from financing activities during the year ended October 31, 2022 consisted of the following: We received proceeds in notes payable of $147,269, resulting in net cash provided by financing activities of $147,269.

The cash flows from financing activities during the year ended October 31, 2021 were $0

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

Management intends to raise additional operating funds to fund operations for the next 12 months through proceeds to be received from the raising funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pedro’s List, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pedro’s List, Inc. (the Company) as of October 31, 2022 and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $1,718,287. For the year ended October 31, 2022, the Company had a net loss of $882,360. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado March 15, 2023 PCAOB# 6778

blaze@griesandassociates.com

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Consolidated Balance Sheets
October 31, 2022 and 2021

	October 31,
	2022	2021

ASSETS

Current Assets
Cash	$17,518	$—
Note receivable	6,000	—

Total Current Assets	23,518	—

Total Assets	$23,518	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$321,829	$17,150
Note payable- Related party	12,500	12,500
Accounts payable and accrued expenses	35,476	8,122
Accounts payable and accrued expenses- Related party	—	26,155

Total Current Liabilities	369,805	63,927

Total Liabilities	369,805	63,927

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
50,073,887 and 53,887 shares issued and outstanding at
October 31, 2022 and 2021	50,074	54
Additional paid-in capital	1,321,926	771,946
Accumulated (Deficit)	(1,718,287)	(835,927)

Total Stockholders' (Deficit)	(346,287)	(63,927)

Total Liabilities and Stockholders' (Deficit)	$23,518	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Consolidated Statement of Operations

For the Years Ended October 31, 2022, and 2021

	Years Ended
	October 31,
	2022	2021

Revenues	$—	$—

Total revenues

Operating Expenses
General and administrative	227,440	40,209

Total operating expenses	227,440	40,209

(Loss) before other expenses	(227,440)	(40,209)

Other (expense)
Impairment (loss)	(647,739)	—
Debt forgiveness	—	12,905
Interest (expense)	(7,181)	—

Total other (expense)	(654,920)	12,905

(Loss) before income taxes	(882,360)	(27,304)
Income taxes	—	—

Net (loss)	$(882,360)	$(27,304)

(Loss) p er share-Basic and diluted	$(0.31)	$(0.51)

Weighted average shares outstanding
Basic and diluted	2,802,435	53,887

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Consolidated Statement of Cash Flows

For the Years Ended October 31, 2022, and 2021

	Years Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(882,360)	(27,304)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment loss	647,739	—
Common stock issued for services	50,000	—
Changes in assets and liabilities:
Increase in notes payable	—	10,174
Increase in accounts payable and accrued expenses	54,870	(5,963)
Increase in accounts payable and accrued expenses - Related party	—	23,093

Net cash (used) in operating activities	(129,751)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	147,269	—

Net cash provided by financing activities	147,269	—

Net increase in cash	17,518	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$17,518	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Impairment loss	$647,739	$—
Common stock issued for services	$50,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC. (Formerly Quest Management, Inc.) Consolidated Statements of Stockholders’ (Deficit) For the Years Ended October 31, 2022, and 2021

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2020	53,887	$54	$771,946	$(808,623)	$(36,623)

Net (loss) for the year ended October 31, 2021	—	—	—	(27,304)	(27,304)

Balance - October 31, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

Issuance of common stock for acquisition	20,000	20	549,980	—	550,000

Issuance of common stock for services	50,000,000	50,000	—	—	50,000

Net (loss) for the year ended October 31, 2022	—	—	—	(882,360)	(882,360)

Balance - October 31, 2022	50,073,887	$50,074	$1,321,926	$(1,718,287)	$(346,287)

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 1- Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Pedro’s List, Inc., formerly known as Quest Management, Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2014. The Company originally intended to engage in the business of development of marketing channels to distribute fitness equipment to the wholesale market in the United States. The Company acquired Pedro’s List U.S. L.L.C. on May 23, 2022 through the exchange of 20,000 shares of its common stock and is entering into the business of offering an online service to consumers looking for credible and reputable home service and repair providers in Mexico. This acquisition was treated as a purchase with Pedro’s List, Inc. being the Acquirer.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2022 and 2021 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All other periods presented in these financial statements are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the years ended October 31, 2022 and 2021 were $0.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

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

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Management determined an impairment adjustment related to these intangibles was necessary at October 31, 2022. The Company impaired the goodwill allocated from the purchase of its Subsidiary in the amount of $647,739.

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

13

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Audited Financial Statements

October 31, 2022 and 2021

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of October 31, 2022 and 2021, respectively

Principles of Consolidation

The consolidated financial statements include the accounts of Pedro’s List, Inc. and its wholly-owned Subsidiary Pedro’s List U.S. L.L.C. All intercompany transactions are eliminated in consolidation.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to October 31, 2022 resulted in accumulated deficit of $1,718,287. As of October 31, 2022, Company had working capital deficit of $346,287. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 3 – Acquisition

Effective May 23, 2022 acquired all membership interests in Pedro’s List U.S. L.L.C.(“PLLLC”).

The purchase price for the acquisition of PLLLC was the issuance of 20,000 shares of the Company’s common stock at $27.50 per share and the assumption of the net liabilities of BSLLC. One hundred percent of the purchase price was allocated to goodwill.

The allocation of the purchase price and the estimated fair market values of the assets acquired, and liabilities assumed are shown below.

Cash	$45,198
Intercompany debt offset	18,155
Note receivable	6,000
Total assets acquired	69,353

Accounts payable and accrued expenses	9,682
Notes payable	157,410
Total liabilities assumed	167,092
Net debt assumed	97,439
Common stock issued	550,000
Amount allocated to goodwill (impaired)	$647,439

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	October 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured.	$53,269	$5,000
Note payable, non-interest bearing, due upon demand, unsecured.	32,410	—
Note payable, 10% per month interest, due with interest on September 1, 2023, secured by assets of the company	50,000	—
Note payable, non-interest bearing, due March 20, 2023, unsecured, convertible at $.50 per share	45,000	—

Note payable, 15% interest, due upon demand, unsecured.	25,000	—
Note payable, non-interest bearing, due upon demand, unsecured.	100,000	—
Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	10,000	6,000

Total due	321,829	17,150
Current Portion	321,829	17,150
Long-term portion	$—	$—

 NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	October 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured	$12,500	$12,500

Total due	12,500	12,500
Current Portion	12,500	12,500
Long-term portion	$—	$—

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 6 – Income Taxes

The Company adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous.

and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended October 31, 2022.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of October 31, 2022, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at October 31, 2022, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$1,718,287	21%	$360,840
Valuation allowance			(360,840)
Deferred tax asset			$—

NOTE 7 – Capital Stock

The Company on May 23, 2022 issued 20,000 shares of its common stock valued at $27.50 per share for the acquisition of Pedro’s List U.S. L.L.C. This transaction was determined to be an acquisition for accounting purposes with Pedro’s List, Inc. being the Acquirer.

The Company on October 11, 2022 issued 50,000,000 shares of its common stock valued at $.001 per share for services.

The Company reverse split its common stock on a one for five thousand basis in early August. This split has been retroactively reflected in these financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

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

The Company issued 10,000,000 shares to an officer and director of the company valued at $.001 per share for past services.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2022 through the date these financial statements were issued and has determined that it has two material subsequent events to disclose in these financial statements.

The Company issued 12,500,000 shares of its Common Stock on November 22, 2022 for $4,375 of the related party note payable.

On January 20, 2023, the Company borrowed $53,986 on a six month note payable, non-interest bearing, convertible to shares of the Company’s common stock at $.50 per share, unsecured, to pay for professional services, related payables and working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 30, 2023, the Board of Directors of Company approved the dismissal of PKF Antares (“PKF”) as the independent certifying accountant for the Company. The Board of Directors of the Company dismissed PKF that same day. PKF’s report on the Company's financial statements for the year ended October 31, 2021, the only report issued by PKF, contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements for the year ended October 31, 2021 contained a going concern qualification in the Company's audited financial statements.

During the fiscal year ended October 31, 2021, and through the subsequent interim periods through July 31, 2022, there were no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PKF concerning the subject matter of each of such disagreements would have caused them to make reference thereto in their report on the financial statements for such year.

On January 30, 2023, the Company’s Board of Directors approved the engagement of Gries & Associates, LLC (“Gries”), as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended October 31, 2022 through the date of this report, neither the Company nor anyone acting on its behalf consulted with Gries regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Gries on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with PKF or a reportable event with respect to PKF.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of October 31, 2022 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures were also ineffective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of October 31, 2022, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2022: Our executive officer’s and director’s and their respective ages are as follows:

Name Age Positions

Andrew Birnbaum 58 President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

ANDREW BIRNBAUM

Mr. Andrew Birnbaum has served as President and Director since February 3, 2020. Mr. Birnbaum, age 58, has over 25 years of professional experience. He currently serves as the CEO of the Company where he has worked since February 2020. In 2019, he ran a wholesale and CBD products company. In 2018 he was CEO of Titan Digital Currency Exchange. In 2016 and 2017, he operated an international electronic device company named The League of Scoundrels. Prior to that he served as CEO of a publicly traded company named Vapor Hub International.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer and director, Andrew Birnbaum. We work with outside consultants to assist with financial preparation and legal compliance, among other things.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrew Birnbaum President, Secretary, Treasurer and Director	2022 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal period ended October 31, 2022, or through the date of filing of this report. The following table sets forth certain information concerning outstanding stock awards held by our officer and our director as of the fiscal year ended October 31, 2022:

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

_____

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of October 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Birnbaum	32,010	0	0	0	0	0	32,010

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

 The percentages below are calculated based on 50,073,887 shares of our common stock issued and outstanding as of October 31, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Andrew Birnbaum	10,060,000 Direct
All directors and executive officers as a group (1 person)		10,060,000 Direct	20.09%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our prior principal accountants PKF Antares during the fiscal years ended October 31, 2022, and 2021: (No fees to our current principal accounts Gries and Associates, LLC have been accrued or reflected in the table below.)

Fee Category	2021	2020
Audit Fees	$28,900	$4,911
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$28,900	$4,911

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1* 32.2*	Certification of Principal Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

Certification of Principal Accounting Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDRO’S LIST, INC.
(Registrant)

Dated: March 15, 2022	By:	/s/ Andrew Birnbaum
	Name:	Andrew Birnbaum
	Title:	President, Secretary, Treasurer, and Director
(Principal Executive Officer and Principal Accounting Officer)