Form 10-K/A
period 2022-10-31
Pedro's List, Inc.
filed 2023-03-24
CIK 1627554

\

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

Explanatory Note: This Form 10-K/A is being filed to amend the original Form 10-K for the period ended October 31, 2022 filed with the Securities and Exchange Commission on March 15, 2023 to include additional directors of the company who were elected to serve prior to the end of the period covered by this Form 10-K and to update the financials to add details regarding related party transactions.

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The cash flows from operating activities during the prior year ended October 31, 2021, consisted of the following: The net loss of $27,304 partially offset by an decrease of $5,963 in accounts payable and accrued expenses – Related Party, an increase of $23,093 in accounts payable and accrued expenses and an increase in notes payable of $10,174 resulting in net cash used in operating activities of $0.

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

Denver, Colorado March 15, 2023 PCAOB# 6778

blaze@griesandassociates.com

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Consolidated Balance Sheets
October 31, 2022 and 2021

	October 31,
	2022	2021

ASSETS

Current Assets
Cash	$17,518	$—
Note receivable	6,000	—

Total Current Assets	23,518	—

Total Assets	$23,518	$—

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$296,829	$17,150
Note payable- Related party	37,500	12,500
Accounts payable and accrued expenses	30,113	8,122
Accounts payable and accrued expenses- Related party	5,363	26,155

Total Current Liabilities	369,805	63,927

Total Liabilities	369,805	63,927

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
50,073,887 and 53,887 shares issued and outstanding at
October 31, 2022 and 2021	50,074	54
Additional paid-in capital	1,321,926	771,946
Accumulated (Deficit)	(1,718,287)	(835,927)

Total Stockholders' (Deficit)	(346,287)	(63,927)

Total Liabilities and Stockholders' (Deficit)	$23,518	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Consolidated Statement of Operations

For the Years Ended October 31, 2022, and 2021

	Years Ended
	October 31,
	2022	2021

Revenues	$—	$—

Total revenues

Operating Expenses
General and administrative	227,440	40,209

Total operating expenses	227,440	40,209

(Loss) before other expenses	(227,440)	(40,209)

Other (expense)
Impairment (loss)	(647,739)	—
Debt forgiveness	—	12,905
Interest (expense) - Related party	(2,181)	—
Interest (expense)	(5,000)	—

Total other (expense)	(654,920)	12,905

(Loss) before income taxes	(882,360)	(27,304)
Income taxes	—	—

Net (loss)	$(882,360)	$(27,304)

(Loss) per share -Basic and diluted	$(0.31)	$(0.51)

Weighted average shares outstanding
Basic and diluted	2,802,435	53,887

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Consolidated Statement of Cash Flows

For the Years Ended October 31, 2022, and 2021

	Years Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(882,360)	(27,304)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment loss	647,739	—
Common stock issued for services	50,000	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	52,689	(5,963)
Increase in accounts payable and accrued expenses - Related party	2,181	23,093

Net cash (used) in operating activities	(129,751)	(10,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Assumption of note payable by an outside party	—	(1,605)
Increase in notes payable	147,269	11,000
Increase in notes payable - Related party	—	779

Net cash provided by financing activities	147,269	10,174

Net increase in cash	17,518	—

CASH AT BEGINNING PERIOD	—	—

CASH AT END OF PERIOD	$17,518	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Impairment loss	$647,739	$—
Common stock issued for services	$50,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

PEDRO’S LIST, INC. (Formerly Quest Management, Inc.) Consolidated Statements of Stockholders’ (Deficit) For the Years Ended October 31, 2022, and 2021

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2020	53,887	$54	$771,946	$(808,623)	$(36,623)

Net (loss) for the year ended October 31, 2021	—	—	—	(27,304)	(27,304)

Balance - October 31, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance - November 1, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

Issuance of common stock for acquisition	20,000	20	549,980	—	550,000

Issuance of common stock for services	50,000,000	50,000	—	—	50,000

Net (loss) for the year ended October 31, 2022	—	—	—	(882,360)	(882,360)

Balance - October 31, 2022	50,073,887	$50,074	$1,321,926	$(1,718,287)	$(346,287)

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

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 1 – Business, Basis of Presentation and Significant Accounting Policies (Continued)

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

NOTE 3 – Acquisition from BSLLC to PLLLC

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	October 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured.	$53,269	$5,000
Note payable, non-interest bearing, due upon demand, unsecured.	32,410	—
Note payable, 10% per month interest, due with interest on September 1, 2023, secured by assets of the company	50,000	—
Note payable, non-interest bearing, due upon demand, unsecured, convertible at $.50 per share	45,000	—

Note payable, non-interest bearing, due upon demand, unsecured.	100,000	—
Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	10,000	6,000

Total due	296,829	17,150
Current Portion	296,829	17,150
Long-term portion	$—	$—

Interest expense was $5,000 and $0 for the years ended October 31, 2022 and a total of $5,000 and $0 was due on the above notes at October 31, 2022 and 2021.

 NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	October 31, 2022	October 31, 2021
Notes payable, non-interest bearing, due upon demand, unsecured	$12,500	$12,500
Note payable, 15% interest, due upon demand, unsecured.	25,000	—

Total due	37,500	12,500
Current Portion	37,500	12,500
Long-term portion	$—	$—

 Interest expense was $2,181 for the years ended October 31, 2022 and a total of $5,363 and $0 was due on the above notes at October 31, 2022 and 2021.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of October 31, 2022: Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions

Andrew Birnbaum	58	President, Secretary, Treasurer, Director

Eden Miller	48	Director

Dr. Abdul Saddiqui	56	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

ANDREW BIRNBAUM

Mr. Andrew Birnbaum, age 58, has served as President and Director since February 3, 2020. Mr. Birnbaum has over 25 years of professional experience. He currently serves as the CEO of the Company where he has worked since February 2020. In 2019, he ran a wholesale and CBD products company. In 2018 he was CEO of Titan Digital Currency Exchange. In 2016 and 2017, he operated an international electronic device company named The League of Scoundrels. Prior to that he served as CEO of a publicly traded company named Vapor Hub International.

EDEN MILLER

Mr. Miller, age 48, began his consulting career, providing consulting services to both public and private companies for over 22 years. Mr. Miller assisted companies in the going public process and was instrumental in helping companies raise funds. In 2014, Mr. Miller conceived of Pedro’s List, Inc. and has been involved with the Company as its founder since that time.

DR. ABDUL SADDIQUI

Dr. Saddiqui, age 56, attended undergrad Loyola University, Chicago, Illinois, obtaining a BS Biology in 1988. Thereafter, he received his Medical Education at Rush Medical College, Chicago, Illinois, MD graduating Cum Laude in 1992. Upon completing his residency at Loyola University specializing in General Surgery and Internal Medicine in 1997, the Dr. Saddiqui has obtained over 25 years' experience in Surgical and Internal Medicine. Dr. Saddiqui is licensed in both Illinois and Nevada.

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

Fee Category	2022	2021
Audit Fees	$28,900	$4,911
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$28,900	$4,911

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

PEDRO’S LIST, INC.
(Registrant)

Dated: March 22, 2022	By:	/s/ Andrew Birnbaum
	Name:	Andrew Birnbaum
	Title:	President, Secretary, Treasurer, and Director
(Principal Executive Officer and Principal Accounting Officer)