Form 10-Q
period 2023-01-31
Pedro's List, Inc.
filed 2023-03-24
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

January 31, 2023

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,423,887 shares of common stock as of the date of March 22, 2023.

PEDRO’S LIST, INC.

January 31, 2023

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONENSED FINANCIAL STATEMENTS

(Unaudited)

PEDRO'S LIST, INC.
Condensed Consolidated Balance Sheets
January 31, 2023 and October 31, 2022
(Unaudited)

	January 31,	October 31,
	2023	2022
ASSETS

Current Assets
Cash	$23,133	$17,518
Note receivable	6,000	6,000
Total Current Assets	29,133	23,518

Total Assets	$29,133	$23,518

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$350,815	$296,829
Note payable- Related party	33,125	37,500
Accounts payable and accrued expenses	31,000	30,113
Accounts payable and accrued expenses -Related party	10,999	5,363

Total Current Liabilities	425,939	369,805

Total Liabilities	425,939	369,805

Commitments and contingencies	—	—

Stockholders (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized;
62,573,887 and 50,073,887 shares issued and outstanding at
January 31, 2023 and October 31, 2022	62,574	50,074
Additional paid-in capital	1,321,926	1,321,926
Accumulated (Deficit)	(1,781,306)	(1,718,287)

Total Stockholders' (Deficit)	(396,806)	(346,287)

Total Liabilities and Stockholders' (Deficit)	$29,133	$23,518

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended January 31, 2023 and 2022
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022

Revenues	$—	$—

Total Revenues	—	—

Operating Expenses
General and administrative	38,748	28,250

Total operating expenses	38,748	28,250

(Loss) before other expenses	(38,748)	(28,250)

Other (expense)
Loss from debt conversion	(8,125)	—
Interest income	7	—
Interest (expense)-Related party	(1,153)	—
Interest (expense)	(15,000)	—

Total other (expense)	(24,271)	—

(Loss) before income taxes	(63,019)	(28,250)
Income taxes	—	—

Net (loss)	$(63,019)	$(28,250)

(Loss) per share-Basic and diluted	$(0.00)	$(0.52)

Weighted average shares outstanding
Basic and diluted	59,584,757	53,887

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Consolidated Statements of Stockholders' (Deficit)
For the Three Months Ended January 31, 2023 and 2022
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance -November 1, 2021	53,887	$54	$771,946	$(835,927)	$(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	(28,250)	(28,250)

Balance- January 31, 2022	53,887	$54	$771,946	$(864,177)	$(92,177)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2022	50,073,887	$50,074	$1,321,926	$(1,718,287)	$(346,287)

Common stock issued for debt conversion	12,500,000	12,500	—	—	12,500

Net (loss) for the three months ended January 31, 2023	—	—	—	(63,019)	(63,019)

Balance- January 31, 2023	62,573,887	$62,574	$1,321,926	$(1,781,306)	$(396,806)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2023 and 2022
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(63,019)	$(28,250)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Loss) from debt conversion	8,125	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	(4,739)	6,128
Increase in accounts payable and accrued expenses -Related party	5,637	(6,000)

Net cash (used) in operating activities	(53,996)	(28,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	63,986	28,122
Increase in notes payable -Related party	(4,375)	—

Net cash provided by financing activities	59,611	28,122

Net (decrease) in cash	5,615	—

CASH AT BEGINNING PERIOD	17,518	—

CASH AT END OF PERIOD	$23,133	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Common stock issued for debt conversion	$12,500	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2022 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All other periods presented in these financial statements are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Quest Management,” “we,” “us,” “our” or the “Company” are to Pedro’s List, Inc.

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the three months ended January 31, 2023 and 2022 were $0.

 PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

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

January 31, 2023 and October 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of January 31, 2023 and October 31, 2022, respectively

Principles of Consolidation

The consolidated financial statements include the accounts of Pedro’s List, Inc. and its wholly owned Subsidiary Pedro’s List U.S. L.L.C. All intercompany transactions are eliminated in consolidation.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations or financial position.

 PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

 NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to January 31, 2023 resulted in accumulated deficit of $1,781,306. As of January 31, 2023, Company had working capital deficit of $396,806. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	January 31, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured.	$53,269	$53,269
Note payable, non-interest bearing, due upon demand, unsecured.	32,410	32,410
Note payable, 10% per month interest, due with interest on September 1, 2023, secured by assets of the company	50,000	50,000
Note payable, non-interest bearing, due upon demand, unsecured, convertible at $.50 per share	98,986	45,000
Note payable, non-interest bearing, due upon demand, unsecured.	100,000	100,000
Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	10,000	10,000

Total due	350,815	296,829
Current Portion	350,815	296,829
Long-term portion	$—	$—

Interest expense was $15,000 for the quarter ended January 31, 2023 and a total of $20,000 is due on the above notes at January 31, 2023.

 NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	January 31, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured	$8,125	$12,500
Note payable, 15% interest, due upon demand, unsecured.	25,000	25,000

Total due	33,125	37,500
Current Portion	33,125	37,500
Long-term portion	$—	$—

 Interest expense was $1,153 for the quarter ended January 31, 2023 and a total of $6,515 is due on the above notes at January 31, 2023

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended January 31, 2023.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of January 31, 2023, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at January 31, 2023, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$1,781,306	21%	$374,074
Valuation allowance			(374,074)
Deferred tax asset			$—

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

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

The Company issued in November 12,500,000 shares of common stock for $4,375 of a note payable to a related party. The Company recorded a $8,125 loss on this transaction.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2023 and October 31, 2022

NOTE 9 – Related Party Transactions

A loan amount of $12,500 was due to Custodian of the company on a note payable. The note payable is non-interest bearing, unsecured and is payable on demand. The Company issued 12,500,000 shares of its common stock for $4,375 of the note payable and recorded an $8,125 loss on the transaction.

The Company issued on October 11, 2022 10,000,000 shares to an officer and director of the company valued at $.001 per share for past services.

A note payable in the amount of $25,000 is due to an individual that came onto the Board of Directors October 11, 2022. This amount was reclassified from the regular notes payable to related parties. Interest expense of $1,153 was accrued for the current quarter and $6,516 is due on this note as of January 31, 2023.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2022 through the date these financial statements were issued and has determined that it has two material subsequent events to disclose in these financial statements.

The Company in February 2023 voted to increase its authorized shares from 750,000,000 to 875,000,000. The authorized Common Stock with remain at 750,000,000 and a new Class of Preferred Stock will be authorized for 125,000,000 Additionally, the par value of the Common Stock will be changed from $.001 to $.00001. The Preferred Stock will have a par value of $.0001.

Additionally, the Company designated 10,000,000 shares of its Preferred Stock to a Class of Series A. The Series A Preferred shares shall have the right to convert a rate of one share for every two hundred and fifty shares of common and will have the right to cast their vote prior to any conversion.

The Board authorized 235,294 shares of restricted common stock to be issued for a consulting agreement on March 6, 2023.

The Board authorized the issuance of 850,000 shares of restricted common stock on March 1, 2023 for a consulting contract.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking Statements

Statements made in this Quarterly Report, which are not purely historical, are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Liquidity and Capital Resources

As of January 31, 2023, we had total current assets of $29,133 consisting of $23,133 in cash and $6,000 in a note receivable. We had $425,939 in total current liabilities as of January 31, 2023.  Our total current liabilities of $425,939 consisted of notes payable $350,815, notes payable-related party of $33,125, accounts payable and accrued expenses of $31,000 and accounts payable and accrued expenses- related party of $10,999. See our Plan of Operation above for information about our cash requirements for the next 12 months.

For a description of the various loans that the Company has outstanding see footnotes 4 and 5 to the Company’s financial statements included herein. The Company intends to repay these loans from future revenues and offerings of capital raises, though none have been formally established at the date of this report.

See the Exhibit Index below to determine where copies of the various promissory notes and/or amendments are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on an as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

Results of Operations

Three months Ended January 31, 2023 Compared Three Months Ended January 31, 2022

We had no revenues during the quarter ended January 31, 2023.

We incurred general and administrative expenses of $38,738 for the quarter ended January 31, 2023, an increase of $10,498 from the $28,250 of general and administrative expenses incurred during the quarter ended January 31, 2022.

We incurred interest expense of $15,000 in the quarter ended January 31, 2023, an increase of $15,000 from $0 of interest expense incurred in the quarter ended January 31, 2022. The increase is due to the increase in aggregate principal balance of the notes payable in the later period from increased borrowings. We also incurred interest expense-related party of $1,153 in the quarter ended January 31, 2023, an increase of $1,153 from $0 of interest expense incurred in the quarter ended January 31, 2022. We incurred loss from debt conversion of $8,125 in the quarter ended January 31, 2023, an increase of $8,125 from $0 of loss from conversions incurred in the quarter ended January 31, 2022.

We incurred a net loss of $63,019, or approximately $0.00 per share, in the quarter ended January 31, 2023, which is $34,769 more than the net loss of $28,250 incurred in the quarter ended January 31, 2022.  The increase in the net loss incurred in the later period is largely attributable to an increase in general and administrative expenses and the increase in interest expense.

Capital Resources

The cash flows from operating activities during the quarter ended January 31, 2023, consisted of the following: The net loss of $63,019 partially offset by $8,125 from the non-cash loss from debt conversion, a $5,636 increase in accounts payable and accrued expenses-related party and a decrease in accounts payable of $4,476 resulting in net cash used in operating activities of $53,734.

The cash flows from operating activities during the prior quarter ended January 31, 2022, consisted of the following: The net loss of $28,250 partially offset by a decrease of $6,000 in accounts payable and accrued expenses-related party and an increase of $6,128 in accounts payable and accrued expenses resulting in net cash used in operating activities of $28,122.

The cash flows from financing activities during the quarter ended January 31, 2023 consisted of the following: We received proceeds in notes payable of $59,349, resulting in net cash provided by financing activities of $59,349.

The cash flows from financing activities during the quarter ended January 31, 2022 were $0

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 22, 2022, the Company issued a total of 12,500,000 to five separate accredited investors in exchange for the conversion of $4,375 worth of an outstanding note payable, or $0.00035 per share. The above referenced shares were issued in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as the transaction did not involve a public offering and there was no general solicitation.

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

PEDRO’S LIST, INC.
(Registrant)

Dated: March 22, 2023	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)