Form 10-Q
period 2023-04-30
Pedro's List, Inc.
filed 2023-06-20
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

April 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,423,887 shares of common stock as of the date of June 14, 2023.

PEDRO’S LIST, INC.

April 30, 2023

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Balance Sheets
April 30, 2023 and October 31, 2022
(Unaudited)

	April 30,	October 31,
	2023	2022

ASSETS

Current Assets
Cash	$182	$17,518
Note receivable	—	6,000

Total Current Assets	182	23,518

Total Assets	$182	$23,518

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$260,810	$296,829
Note payable- Related party	8,125	37,500
Accounts payable and accrued expenses	38,315	30,113
Accounts payable and accrued expenses- Related party	—	5,363

Total Current Liabilities	307,250	369,805

Total Liabilities	307,250	369,805

Commitments and contingencies	—	—

Stockholders (Deficit)
Preferred stock, $.00001 par value, 125,000,000 shares authorized,
10,000,000 designated as Series A Preferred Stock, 0 shares issued
and outstanding at April 30, 2023 and October 31, 2022	—	—
Common stock, $0.00001 par value, 750,000,000 shares authorized;
63,423,887 and 50,073,887 shares issued and outstanding at
April 30, 2023 and October 31, 2022	634	501
Additional paid-in capital	1,770,381	1,371,499
Accumulated (Deficit)	(2,078,083)	(1,718,287)

Total Stockholders' (Deficit)	(307,068)	(346,287)

Total Liabilities and Stockholders' (Deficit)	$182	$23,518

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended April 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating Expenses
General and administrative	285,777	22,705	324,525	50,955

Total operating expenses	285,777	22,705	324,525	50,955

(Loss) before other expenses	(285,777)	(22,705)	(324,525)	(50,955)

Other (expense)
Loss from debt conversion	—	—	(8,125)	—
Impairment loss on note receivable	(6,000)	—	(6,000)	—
Interest income	—	—	7	—
Interest (expense)-Related party	—	—	(1,153)	—
Interest (expense)	(5,000)	—	(20,000)	—

Total other (expense)	(11,000)	—	(35,271)	—

(Loss) before income taxes	(296,777)	(22,705)	(359,796)	(50,955)
Income taxes	—	—	—	—

Net (loss)	$(296,777)	$(22,705)	$(359,796)	$(50,955)

(Loss) per share- Basic and diluted	$(0.00)	$(0.42)	$(0.01)	$(0.95)

Weighted average shares outstanding
Basic and diluted	63,146,921	53,887	59,584,757	53,887

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Statements of Stockholders' (Deficit)
For the Three Months Ended January 31, April 30, 2023 and 2022
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2021	—	$—	53,887	$1	$771,999	$(835,927)	$(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	—	—	(28,250)	(28,250)

Balance- January 31, 2022	—	—	53,887	1	771,999	(864,177)	(92,177)

Net (loss) for the three months ended April 30, 2022	—	—	—	—	—	(22,705)	(22,705)

Balance- April 30, 2022	—	$—	53,887	$1	$771,999	$(886,882)	$(114,882)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2022	—	$—	50,073,887	$501	$1,371,499	$(1,718,287)	$(346,287)

Common stock issued for debt conversion			12,500,000	125	12,375	—	12,500

Net (loss) for the three months ended January 31, 2023	—	—	—	—	—	(63,019)	(63,019)

Balance- January 31, 2023	—	—	62,573,887	626	1,383,874	(1,781,306)	(396,806)

Common stock issued for debt	—	—	250,000	2	174,998	—	175,000

Common stock issued for services	—	—	600,000	6	179,994	—	180,000

Contribution of capital	—	—	—	—	31,515	—	31,515

Net (loss) for the three months ended April 30, 2023	—	—	—	—	—	(296,777)	(296,777)

Balance- April 30, 2023	—	$—	63,423,887	$634	$1,770,381	$(2,078,083)	$(307,068)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended April 30, 2023 and 2022
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(359,796)	(50,955)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Loss) from debt conversion	8,125	—
Common stock issued for services	180,000	—
Impairment loss on note receivable	6,000	—
Contribution of capital	—	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	33,202	7,686
Increase in accounts payable and accrued expenses- Related party	1,152	(8,000)

Net cash (used) in operating activities	(131,317)	(51,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	113,981	51,269

Net cash provided by financing activities	113,981	51,269

Net (decrease) in cash	(17,336)	—

CASH AT BEGINNING PERIOD	17,518	—

CASH AT END OF PERIOD	$182	—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	—
Cash paid for income taxes	$—	—
Common stock issued for debt conversion	$187,500	—
Common stock issued for services	$180,000	—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the six months ended April 30, 2023 and 2022 were $0.

 PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

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

April 30, 2023 and October 31, 2022

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

Loss Per Share

Net loss per common share is computed pursuant to ASC 260-10-45, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period, unless their effect is anti-dilutive due to continuing losses.  There were no potentially dilutive shares outstanding as of April 30, 2023 and October 31, 2022, respectively

Principles of Consolidation

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

April 30, 2023 and October 31, 2022

 NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to April 30, 2023 resulted in accumulated deficit of $2,078,083. As of April 30, 2023, Company had working capital deficit of $307,068. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	April 30, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured.	$53,269	$53,269
Note payable, non-interest bearing, due upon demand, unsecured.	32,410	32,410
Note payable, non-interest bearing, due on August 23, 2023, unsecured, convertible at $.50 per share.	49,995	—
Note payable, 10% per month interest, due with interest on September 1, 2023, secured by assets of the company	—	50,000
Note payable, non-interest bearing, due upon demand, unsecured, convertible at $.50 per share	108,986	45,000
Note payable, non-interest bearing, due upon demand, unsecured.	—	100,000
Note payable, non-interest bearing, due upon demand, unsecured.	6,150	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	10,000	10,000

Total due	260,810	296,829
Current Portion	260,810	296,829
Long-term portion	$—	$—

Interest expense was $20,000 for the six months ended April 30, 2023 and a total of $0 is due on the above notes at April 30, 2023. The accrued interest was converted into common stock with the principle of the note due on March 1, 2023.

NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	April 30, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured	$8,125	$12,500
Note payable, 15% interest, due upon demand, unsecured.	—	25,000

Total due	8,125	37,500
Current Portion	8,125	37,500
Long-term portion	$—	$—

Interest expense was $1,153 for the six months ended April 30, 2023 and a total of $0 is due on the above notes at April 30, 2023 The accrued interest was contributed into additional paid-in capital with the principle of the note on February 1, 2023.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

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

The Company has no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the period ended April 30, 2023.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of April 30, 2023, we had no accrued interest or penalties related to uncertain tax positions.

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

The components of deferred income tax assets (liabilities) at April 30, 2023, were as follows:

	Balance	Rate	Tax
Federal loss carryforward	$2,073,083	21%	$429,047
Valuation allowance			(429,047)
Deferred tax asset			$—

NOTE 7 – Capital Stock

The Company on February 22, 2023 amended its Articles of Incorporation by changing its Par Value to $.00001 from $.001. This change has been retroactively restated for prior periods in the financial statements. The Company increased its authorized stock from 750,000,000 to 875,000,000 with 750,000,000 being authorized common stock and 125,000,000 preferred stock. The Company designated 10,000,000 shares of the authorized preferred stock into a Series A that is convertible into Common Stock of the Company at 25 shares of Common Stock for 1 share of Preferred Stock.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

NOTE 7 – Capital Stock (continued)

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

An Officer and Director contributed a note payable of $25,000 plus $6,515 to additional paid-in capital on February 1, 2023.

A note payable of $50,000 plus $25,000 of accrued interest was converted into 50,000 shares of common stock on March 1, 2023.

A note payable of $100,000 was converted into 200,000 shares of common stock on March 1, 2023.

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

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2023 and October 31, 2022

The management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, or legal matters pending at the balance sheet dates.

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

A note payable in the amount of $25,000 is due to an individual that came onto the Board of Directors October 11, 2022. This amount was reclassified from the regular notes payable to related parties. The note of $25,000 plus accrued interest expense of $6,515 was contributed to additional paid-in capital on February 1, 2023.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2023 through the date these financial statements were issued and has determined that it has two material subsequent events to disclose in these financial statements.

The Company took in $35,000 in May 2023 under three Stock Purchase Agreements. The Agreements are being renegotiated currently into a note payable.

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

Our plan of operation for the next 12 months is to: (i). execute on the proof of concept and differentiators, (ii) establish the market for our services (iii) assemble a team of highly skilled and experienced people (iii) execute the technology and establish a revenue base for our services. During the next 12 months, our cash requirements include expenses to market our technology; expenses to set up facilities and systems set ups to provide the services to the consumers; the payment of our SEC reporting and filing expenses, including associated legal and accounting fees; and costs incident to maintaining our good standing as a corporation in our state of organization. We anticipate that we will need to raise additional equity funds to successfully commence and operate not only our online technologies but create a system of providers to the consumer. We have no commitment to raise any additional funds at the present time, and we can offer no assurance that we will be able to raise additional funds on terms acceptable to the Company.

Liquidity and Capital Resources

As of April 30, 2023, we had total current assets of $182 consisting of $182 in cash. We had $307,250 in total current liabilities as of April 30, 2023.  Our total current liabilities of $307,250 consisted of notes payable $280,810, notes payable-related party of $8,125, accounts payable and accrued expenses of $38,315. See our Plan of Operation above for information about our cash requirements for the next 12 months.

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

Results of Operations

Three months Ended April 30, 2023 and Three Months Ended April 30, 2022

We had no revenues during the quarter ended April 30, 2023.

We incurred general and administrative expenses of $285,777 for the quarter ended April 30, 2023, an increase of $263,072 from the $22,705 of general and administrative expenses incurred during the quarter ended April 30, 2022. The increase was due to entering into two developer contracts for web site and app work totaling $180,000 and increases in consulting fees paid to management of the Company of $49,269. The other increases were due to professional fees paid and IT consultants.

We incurred interest expenses of $5,000 in the quarter ended April 30, 2023, a decrease of $15,000 from $20,000 of interest expense incurred in the quarter ended April 30, 2022. The decrease is due to the decrease in the aggregate principal balance of the notes payable in the later period from the conversion of the borrowings into common stock. We also incurred interest expense-related party of $0 in the quarter ended April 30, 2023, a decrease of $1,153 of interest expense incurred in the quarter ended April 30, 2022. This decrease was a result of the contribution of the note payable and related interest in Additional Paid-in Capital. We incurred loss from a impairment of $6,000 in the quarter ended April 30, 2023, an increase of $6,000 from $0 of loss from impairment incurred in the quarter ended April 30, 2022.

We incurred a net loss of $296,777 or approximately $0.00 per share, in the quarter ended April 30, 2023, which is $274,072 more than the net loss of $22,705 incurred in the quarter ended April 30, 2022.  The increase in the net loss incurred in the later period is largely attributable to an increase in general and administrative expenses and the decrease in interest expense.

Capital Resources

Three months Ended April 30, 2023 and Three Months Ended April 30, 2022

The cash flows from operating activities during the quarter ended April 30, 2023, consisted of the following: The net loss of $296,777 partially offset by $6,000 from the non-cash loss from an asset impairment, two developer contracts paid for with common stock totaling $180,000, a $37,941 increase in accounts payable and accrued expenses and a decrease in accounts payable-related party of $4,485 resulting in net cash used in operating activities of $77,321.

The cash flows from operating activities during the prior quarter ended April 30, 2022, consisted of the following: The net loss of $22,705 partially offset by a decrease of $2,000 in accounts payable and accrued expenses-related party and an increase of $1,558 in accounts payable and accrued expenses resulting in net cash used in operating activities of $23,147.

The cash flows from financing activities during the quarter ended April 30, 2023 consisted of the following: We received proceeds in notes payable of $49,995 and an increase in related party notes payable of $4,375, resulting in net cash provided by financing activities of $54,370.

The cash flows from financing activities during the quarter ended April 30, 2022 were $51,269 from an increase in notes payable of $51,269.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2023, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended April 30, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference, and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-201215, at the SEC website at www.sec.gov:

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

PEDRO’S LIST, INC.
(Registrant)

Dated: June 19, 2023	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)