Form 10-Q
period 2023-07-31
Pedro's List, Inc.
filed 2023-09-14
CIK 1627554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

July 31, 2023

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,593,986 shares of common stock as of the date of September 14, 2023.

PEDRO’S LIST, INC.

July 31, 2023

FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS

PEDRO’S LIST, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Balance Sheets
July 31, 2023 and October 31, 2022
(Unaudited)

	July 31,	October 31,
	2023	2022

ASSETS

Current Assets
Cash	$2,953	$17,518
Note receivable	—	6,000

Total Current Assets	2,953	23,518

Total Assets	$2,953	$23,518

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable	$244,660	$296,829
Note payable- Related party	8,125	37,500
Accounts payable and accrued expenses	39,574	30,113
Accounts payable and accrued expenses- Related party	60,293	5,363
Deposits for purchase of common stock	25,000	—

Total Current Liabilities	377,652	369,805

Total Liabilities	377,652	369,805

Commitments and contingencies	—	—

Stockholders (Deficit)
Preferred stock, $.00001 par value, 125,000,000 shares authorized,
10,000,000 designated as Series A Preferred Stock, 0 shares issued
and outstanding at July 31, 2023 and October 31, 2022	—	—
Common stock, $0.00001 par value, 750,000,000 shares authorized;
63,593,986 and 50,073,887 shares issued and outstanding at
July 31, 2023 and October 31, 2022	636	501
Additional paid-in capital	1,805,379	1,371,499
Accumulated (Deficit)	(2,180,714)	(1,718,287)

Total Stockholders' (Deficit)	(374,699)	(346,287)

Total Liabilities and Stockholders' (Deficit)	$2,953	$23,518

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended July 31, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating Expenses
General and administrative	118,781	92,525	443,306	50,955

Total operating expenses	118,781	92,525	443,306	50,955

(Loss) before other expenses	(118,781)	(92,525)	(443,306)	(50,955)

Other (expense)
Loss from debt conversion	—	—	(8,125)	—
Impairment loss	—	(647,739)	—	(647,739)
Impairment loss on note receivable	—	—	(6,000)	—
Forgiveness of debt	16,150		16,150
Interest income	—	—	7	—
Interest (expense)-Related party	—	—	(1,153)	—
Interest (expense)	—	(1,070)	(20,000)	(1,070)

Total other (expense)	16,150	(648,809)	(19,121)	(648,809)

(Loss) before income taxes	(102,631)	(741,334)	(462,427)	(699,764)
Income taxes	—	—	—	—

Net (loss)	$(102,631)	$(741,334)	$(462,427)	$(699,764)

(Loss) per share- Basic and diluted	$(0.00)	$(10.76)	$(0.01)	$(11.87)

Weighted average shares outstanding
Basic and diluted	63,508,937	68,887	62,068,482	58,942

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Statements of Stockholders' (Deficit)
For the Three Months Ended January 31, April 30, July 31, 2023 and 2022
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2021	—	$—	53,887	$1	$771,999	$(835,927)	$(63,927)

Net (loss) for the three months ended January 31, 2022	—	—	—	—	—	(28,250)	(28,250)

Balance- January 31, 2022	—	—	53,887	1	771,999	(864,177)	(92,177)

Net (loss) for the three months ended April 30, 2022	—	—	—	—	—	(22,705)	(22,705)

Balance- April 30, 2022	—	—	53,887	1	771,999	(886,882)	(114,882)

Issuance of common stock for acquisition	—	—	20,000	20	549,980	—	550,000

Distributions by Subsidiary	—	—	—	—	—	(35,984)	(35,984)

Net (loss) for the year ended July 31, 2022	—	—	—	—	—	(690,379)	(690,379)

Balance- July 31, 2022	—	$—	73,887	$21	$1,321,979	$(1,613,245)	$(291,245)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance- November 1, 2022	—	$—	50,073,887	$501	$1,371,499	$(1,718,287)	$(346,287)

Common stock issued for debt conversion			12,500,000	125	12,375	—	12,500

Net (loss) for the three months ended January 31, 2023	—	—	—	—	—	(63,019)	(63,019)

Balance- January 31, 2023	—	—	62,573,887	626	1,383,874	(1,781,306)	(396,806)

Common stock issued for debt	—	—	250,000	2	174,998	—	175,000

Common stock issued for services	—	—	600,000	6	179,994	—	180,000

Contribution of capital	—	—	—	—	31,515	—	31,515

Net (loss) for the three months ended April 30, 2023	—	—	—	—	—	(296,777)	(296,777)

Balance- April 30, 2023	—	—	63,423,887	634	1,770,381	(2,078,083)	(307,068)

Common stock issued for cash	—	—	170,099	2	34,998	—	35,000

Net (loss) for the three months ended July 31, 2023	—	—	—	—	—	(102,631)	(102,631)

Balance- July 31, 2023	—	$—	63,593,986	$636	$1,805,379	$(2,180,714)	$(374,699)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO'S LIST, INC.
(Formerly Quest Management, Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2023 and 2022
(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(462,428)	$(741,334)
Adjustments to reconcile net loss to net cash used
in operating activities:
(Loss) from debt conversion	8,125	—
Common stock issued for services	180,000	—
Impairment loss	—	647,739
Impairment loss on note receivable	6,000	—
Forgiveness of debt	16,150	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	9,461	41,451
Increase in accounts payable and accrued expenses- Related party	54,146	—
Increase in deposits for purchase of common stock	25,000	—

Net cash (used) in operating activities	(163,546)	(52,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	35,000	—
Increase in notes payable	113,981	52,269

Net cash provided by financing activities	148,981	52,269

Net (decrease) in cash	(14,565)	125

CASH AT BEGINNING PERIOD	17,518	—

CASH AT END OF PERIOD	$2,953	$125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Common stock issued for debt conversion	$187,500	$—
Common stock issued for services	$180,000	$—
Impairment loss	$—	$647,739
Forgiveness of debt	$16,150	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 31, 2022

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the nine months ended July 31, 2023 and 2022 were $0.

8

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 22, 2022

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

9

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 31, 2022

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

10

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 31, 2022

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

NOTE 2 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had limited operations during the period from October 12, 2014 (date of inception) to July 31, 2023 resulted in an accumulated deficit of $2,180,714. As of July 31, 2023, the Company had a working capital deficit of $374,699. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

July 31, 2023 and October 31, 2022

NOTE 3 – Acquisition

Effective May 23, 2022 acquired all membership interests in Pedro’s List U.S. L.L.C.(“PLLLC”).

The purchase price for the acquisition of PLLLC was the issuance of 20,000 shares of the Company’s common stock at $27.50 per share and the assumption of the net liabilities of PLLLC. One hundred percent of the purchase price was allocated to goodwill.

The allocation of the purchase price and the estimated fair market values of the assets acquired, and liabilities assumed are shown below.

Cash	$45,198
Intercompany debt offset	18,155
Note receivable	6,000
Total assets acquired	69,353

Accounts payable and accrued expenses	9,682
Notes payable	157,410
Total liabilities assumed	167,092
Net debt assumed	97,439
Common stock issued	550,000
Amount allocated to goodwill (impaired)	$647,439

NOTE 4 – Notes Payable

The Company’s debt consists of the following:

	July 31, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured. (1)	$53,269	$53,269
Note payable, non-interest bearing, due upon demand, unsecured. (1)	32,410	32,410
Note payable, non-interest bearing, due on August 23, 2023, unsecured. (1)	49,995	—
Note payable, 10% per month interest, due with interest on September 1, 2023, secured by assets of the company	—	50,000
Note payable, non-interest bearing, due upon demand, unsecured. (1)	108,986	45,000
Note payable, non-interest bearing, due upon demand, unsecured.	—	100,000
Note payable, non-interest bearing, due upon demand, unsecured.	---	6,150
Notes payable, non-interest bearing, due upon demand, unsecured	---	10,000

Total due	244,660	296,829
Current Portion	244,660	296,829
Long-term portion	$—	$—

Interest expense was $20,000 for the nine months ended July 31, 2023 and a total of $0 is due on the above notes at July 31, 2023. The accrued interest was converted into common stock with the principle of the note due on March 1, 2023.

(1)	All of these notes have been converted to new demand notes effective September 1, 2023 and have a 10% interest rate.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 31, 2022

NOTE 5 – Note Payable -Related Party

The Company’s related party debt consists of the following:

	July 31, 2023	October 31, 2022
Notes payable, non-interest bearing, due upon demand, unsecured	$8,125	$12,500
Note payable, 15% interest, due upon demand, unsecured.	—	25,000

Total due	8,125	37,500
Current Portion	8,125	37,500
Long-term portion	$—	$—

Interest expense was $1,153 for the nine months ended July 31, 2023 and a total of $0 is due on the above notes at July 31, 2023 The accrued interest was contributed into additional paid-in capital with the principle of the note on February 1, 2023.

NOTE 6 – Capital Stock

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

The Company had $35,000 in cash proceeds from the sale of 170,099 shares of its common stock during the quarter ended July 31, 2023.

.

PEDRO’S LIST, INC.

(Formerly Quest Management, Inc.)

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2023 and October 31, 2022

NOTE 7 – Forgiveness of Debt

Two noteholders released the Company from any obligation on their notes totaling $16,150.

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

July 31, 2023 and October 31, 2022

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

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2023 through the date these financial statements were issued and has determined that it has two material subsequent events to disclose in these financial statements.

The Company took in $25,000 in July of 2023 under a Stock Purchase Agreement for the purchase of 55,000 shares of the Company’s common stock. The common shares have yet to be issued.

 The Company took in $25,000 in August of 2023 under a Stock Purchase Agreement for the purchase of 22,500 shares of the Company’s common stock. The common shares have yet to be issued.

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

Liquidity and Capital Resources

As of July 31, 2023, we had total current assets of $2,953 consisting of $2,953 in cash. We had $377,652 in total current liabilities as of July 31, 2023.  Our total current liabilities of $377,652 consisted of notes payable $244,660, notes payable-related party of $8,125, accounts payable and accrued expenses of $39,574, accounts payable and accrued expenses-Related parties of $60,293 and deposits for purchase of common stock of $25,000. See our Plan of Operation above for information about our cash requirements for the next 12 months.

For a description of the various loans that the Company has outstanding see footnotes 4 and 5 to the Company’s financial statements included herein. The Company intends to repay these loans from future revenues and offerings of capital raises, though none have been formally established at the date of this report.

See the Exhibit Index below to determine where copies of the various promissory notes and/or amendments are located. The Company may seek additional loans from third parties on the same or similar terms in the near future on a as needed basis, but the Company can offer no assurance that additional funds will be available to the Company.

The Company received an additional $25,000 in August 2023 to purchase newly issued restricted common stock from the Company.

Results of Operations

Three months Ended July 31, 2023 and Three Months Ended July 31, 2022

We had no revenues during the quarter ended July 31, 2023.

We incurred general and administrative expenses of $118,781 for the quarter ended July 31, 2023, an increase of $26,256 from the $92,525 of general and administrative expenses incurred during the quarter ended July 31, 2022. The increase was due to increases in consulting fees paid to the management of the Company. The other increases were due to professional fees paid and IT consultants.

We incurred interest expenses of $0 in the quarter ended July 31, 2023, a decrease of $1,070 from $1,070 of interest expense incurred in the quarter ended July 31, 2022. The decrease is due to the decrease in the aggregate principal balance of the notes payable in the later period from the conversion of the borrowings into common stock.

Certain note holders in the quarter ended July 31, 2023, forgave their notes in the amount of $16,150.

We incurred a net loss of $102,631 or approximately $0.00 per share, in the quarter ended July 31, 2023, which is $638,703 than the net loss of $741,334 incurred in the quarter ended July 31, 2022.  The decrease in the net loss incurred in the later period is largely attributable to the impairment loss of $647,739 incurred in the quarter ended July 31, 2022.

Capital Resources

Three months Ended July 31, 2023 and Three Months Ended July 31, 2022

The cash flows from operating activities during the quarter ended July 31, 2023, consisted of the following: The net loss of $102,632 partially offset by $16,150 from the non-cash forgiveness of notes payable, a $23,741 decrease in accounts payable and accrued expenses, a increase in accounts payable and accrued expenses-Related parties of $52,994 and an increase in deposits for the purchase of common stock of $25,000, resulting in net cash used in operating activities of $32,229.

The cash flows from operating activities during the prior quarter ended July 31, 2022, consisted of the following: The net loss of $690,379 partially offset by a non-cash impairment loss of $647,739, an increase of $33,765 in accounts payable and accrued expenses and an increase in accounts payable and accrued expenses-Related parties of $8,000, resulting in net cash used in operating activities of $875.

The cash flows from financing activities during the quarter ended July 31, 2023, consisted of the following: We received proceeds from the sale of newly issued common stock in the amount of $35,000, resulting in net cash provided by financing activities of $35,000.

The cash flows from financing activities during the quarter ended July 31, 2022, were $1,000 from an increase in notes payable of $1,000.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2023, which is the end of the fiscal quarter covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this report. Given the size of our current operation and existing personnel, the opportunity to implement internal control procedures that segregate accounting duties and responsibilities is limited. Until the organization can increase in size to warrant an increase in personnel, formal internal control procedures will not be implemented until they can be effectively executed and monitored. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended July 31, 2023, are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PEDRO’S LIST, INC.
(Registrant)

Dated: September 14, 2023	By:	/s/ Andrew Birnbaum
Andrew Birnbaum
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director)